Form 10-Q
period 2021-06-30
Convey Holding Parent, Inc.
filed 2021-08-12
CIK 1787640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _ to _
Commission file number 001-40506
Convey Holding Parent, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-2099378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 3rd Avenue, 26th Floor, Fort Lauderdale, Florida	33394
(Address of Principal Executive Offices)	(Zip Code)
(800) 559-9358
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CNVY	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 31, 2021, the registrant had 73,013,291 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$21,372	$45,366
Accounts receivable, net of allowance for doubtful accounts of $259 and $610 as of June 30, 2021, and December 31, 2020, respectively	44,557	50,589
Inventories, net	13,186	11,094
Prepaid expenses and other current assets	13,543	15,220
Restricted cash	3,680	3,560
Total current assets	96,338	125,829
Property and equipment, net	19,444	20,667
Intangible assets, net	228,919	238,842
Goodwill	455,206	455,206
Restricted cash	—	160
Other assets	2,346	2,364
Total assets	$802,253	$843,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,612	$21,308
Accrued expenses	39,838	67,159
Capital lease obligations, current portion	403	361
Deferred revenue, current portion	5,346	6,466
Term loans, current portion	—	2,500
Total current liabilities	54,199	97,794
Capital leases obligations, net of current portion	866	1,129
Deferred taxes, net	20,294	26,561
Term loans, net of current portion	189,305	239,290
Other long-term liabilities	7,569	8,144
Total liabilities	272,233	372,918
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2021 and no shares authorized, issued or outstanding as of December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 and 126,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 73,013,291 and 61,321,424 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	730	613
Additional paid-in capital	566,589	492,747
Accumulated other comprehensive income	66	78
Accumulated deficit	(37,365)	(23,288)
Total shareholders’ equity	530,020	470,150
Total liabilities and shareholders’ equity	$802,253	$843,068
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Services	$42,284	$33,123	$85,811	$67,607
Products	32,964	28,439	72,069	58,698
Net revenues	75,248	61,562	157,880	126,305
Operating expenses:
Cost of services(1)	20,785	20,067	44,806	39,642
Cost of products(1)	22,299	18,429	48,826	39,417
Selling, general and administrative	29,589	18,982	49,690	40,102
Depreciation and amortization	7,823	6,950	15,194	13,791
Transaction related costs	1,556	52	2,642	197
Change in fair value of contingent consideration	96	—	96	—
Total operating expenses	82,148	64,480	161,254	133,149
Operating income (loss)	(6,900)	(2,918)	(3,374)	(6,844)
Other income (expense):
Interest income	—	1	—	7
Loss on extinguishment of debt	(5,015)	—	(5,015)	—
Interest expense	(6,394)	(4,647)	(11,861)	(8,917)
Total other expense, net	(11,409)	(4,646)	(16,876)	(8,910)
Loss from continuing operations before income taxes	(18,309)	(7,564)	(20,250)	(15,754)
Income tax benefit	5,166	1,537	6,173	2,800
Net loss from continuing operations	(13,143)	(6,027)	(14,077)	(12,954)
Income from discontinued operations, net of tax	—	7	—	42
Net loss	$(13,143)	$(6,020)	$(14,077)	$(12,912)
Loss per common share – Basic and diluted
Continuing operations	(0.21)	(0.10)	(0.23)	(0.21)
Discontinued operations	—	—	—	—
Net loss per common share	$(0.21)	$(0.10)	$(0.23)	$(0.21)

Net loss	$(13,143)	$(6,020)	$(14,077)	$(12,912)
Foreign currency translation adjustments	(5)	21	(12)	19
Comprehensive loss	$(13,148)	$(5,999)	$(14,089)	$(12,893)
________________________
(1)    Excludes amortization of intangible assets and depreciation, which are separately stated below.
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended June 30, 2021
March 31, 2021	61,321,424	$613	$419,237	$71	$(24,222)	$395,699
Share-based compensation	—	—	1,083	—	—	1,083
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Issuance of common stock to a board of directors member	25,200	—	250	—	—	250
Issuance of common stock in initial public offering, net of issuance costs of $17.2 million	11,666,667	117	146,019	—	—	146,136
Net loss	—	—	—	—	(13,143)	(13,143)
June 30, 2021	73,013,291	730	566,589	66	(37,365)	530,020
For the Six Months Ended June 30, 2021
December 31, 2020	61,321,424	613	492,747	78	(23,288)	470,150
Share-based compensation	—	—	2,073	—	—	2,073
Foreign currency translation adjustments	—	—	—	(12)	—	(12)
Issuance of common stock to a board of directors member	25,200	—	250	—	—	250
Issuance of common stock in initial public offering, net of issuance costs of $17.2 million	11,666,667	117	146,019	—	—	146,136
Dividend	—	—	(74,500)	—	—	(74,500)
Net loss	—	—	—	—	(14,077)	(14,077)
June 30, 2021	73,013,291	$730	$566,589	$66	$(37,365)	$530,020

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended June 30, 2020
March 31, 2020	61,321,424	$613	$489,288	$19	$(23,718)	$466,202
Share-based compensation	—	—	703	—	—	703
Foreign currency translation adjustments	—	—	—	21	—	21
Net loss	—	—	—	—	(6,020)	(6,020)
June 30, 2020	61,321,424	613	489,991	40	(29,738)	460,906
For the Six Months Ended June 30, 2020
December 31, 2019	61,321,424	613	486,065	21	(16,826)	469,873
Share-based compensation	—	—	3,926	—	—	3,926
Foreign currency translation adjustments	—	—	—	19	—	19
Net loss	—	—	—	—	(12,912)	(12,912)
June 30, 2020	61,321,424	$613	$489,991	$40	$(29,738)	$460,906
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(14,077)	$(12,912)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,728	1,995
Amortization expense	12,466	11,796
Loss on extinguishment of debt	5,015	—
Provision for bad debt	(130)	119
Provision for inventory reserve	643	—
Deferred income taxes	(6,138)	(3,397)
Amortization of debt issuance costs	654	507
Change in fair value of contingent consideration	96	—
Share-based compensation	2,073	3,926
Changes in operating assets and liabilities:
Accounts receivable	6,163	6,493
Inventory	(2,735)	(7,099)
Prepaid expenses and other assets	1,477	5,269
Accounts payable and other accrued liabilities	(17,808)	3,408
Deferred revenue	(1,189)	(2,056)
Payment on contingent consideration	(10,311)	—
Net cash (used in) provided by operating activities	(21,073)	8,049
Cash flows from investing activities
Acquisition, net of cash received	—	(3,758)
Purchases of property and equipment, net	(3,861)	(843)
Capitalized software development costs	(2,390)	(1,999)
Net cash used in investing activities	(6,251)	(6,600)
Cash flows from financing activities
Proceeds from issuance of debt	78,000	25,000
Payment of debt issuance cost	(2,133)	(1,148)
Principal payment on term loan	(132,368)	(1,188)
Payment on capital leases	(221)	(44)
Proceeds from issuance of common stock to a board of directors member	250	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	146,136	—
Prepayment premium on early repayment of term loan	(1,563)	—
Payment on contingent consideration	(10,303)	(11,010)
Dividend	(74,500)	—
Net cash provided by (used in) financing activities	3,298	11,610
Effect of exchange rate changes on cash	(8)	19
Net decrease in cash and cash equivalents and restricted cash	(24,034)	13,078
Cash, cash equivalents and restricted cash at beginning of period	49,086	21,346
Cash, cash equivalents and restricted cash at end of period	$25,052	$34,424
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$21,372	$29,089
Restricted cash	3,680	1,615
Restricted cash, non-current	—	3,720
Cash, cash equivalents and restricted cash	$25,052	$34,424
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,077	$29
Cash paid for interest	$11,714	$6,745
Non-cash investing and financing activities:
Capitalized software and property and equipment, net included in accounts payable	$750	$907

See accompanying notes to unaudited condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business
Convey Holding Parent, Inc. (collectively with its subsidiaries, which includes our main operating subsidiary, Convey Health Solutions, Inc., “we”, “us”, “our”, “Convey” or the “Company”) provides technology enabled solutions to payors within the large and growing government sponsored health plan market. Our platform combines proprietary modular technology and end-to-end solutions to serve as an extension of our clients’ operations and core systems. Our clients are primarily Medicare Advantage, Medicare Part D and Employer Group Waiver Plans, as well as Pharmacy Benefit Managers. Convey is a United States (“U.S.”) based holding company incorporated in Delaware. Our principal executive offices are located in Fort Lauderdale, Florida.
On April 21, 2021, we completed a corporate name change from Cannes Holding Parent, Inc. to Convey Holding Parent, Inc.
Stock Split
Prior to the IPO (as defined below), in June 2021, Convey’s Board of Directors (the “Board”) and stockholders approved a forward split of shares of Convey’s common stock, par value $0.01 per share, on a 126-for-1 basis (the “Stock Split”), which became effective as of June 4, 2021. Prior to the Stock Split, we were authorized to issue 1,000,000 shares of common stock of which (i) 915,000 shares were designated as voting common stock and (ii) 85,000 shares were designated as non-voting common stock. In connection with the Stock Split, the total number of authorized shares of common stock was proportionately increased and the par value of the common stock was not adjusted as a result of the Stock Split. In addition, all authorized shares of common stock were designated voting common stock. All references to common stock, options to purchase common stock, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split.
Initial Public Offering
On June 18, 2021, we closed our initial public offering (“IPO”) of our common stock through an underwritten sale of 13,333,334 shares of our common stock at a price of $14.00 per share. In the offering, we sold 11,666,667 shares and a selling stockholder sold 1,666,667 shares. The aggregate net proceeds to us from the offering after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $146.1 million. We used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under our credit agreement. We did not receive any of the proceeds from the sale by the selling stockholder.
Prior to the closing of the IPO, on June 17, 2021, our Second Amended and Restated Certificate of Incorporation (the “Charter”) and our Second Amended and Restated Bylaws, became effective. The Charter, among other things, provides that our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share.
Basis of Presentation and Consolidation
Convey was formed on June 13, 2019, for the purpose of acquiring Convey Health Solutions, Inc. (“CHS”). On September 4, 2019, Cannes Parent, Inc. (“Cannes”), a direct subsidiary of Convey, entered into an agreement (the “Merger Agreement”) to acquire all of the outstanding stock of CHS through the merger of Cannes Merger Sub, Inc. and Convey Health Parent, Inc. (“Parent”) (the “Merger”) with Parent surviving as a direct subsidiary of Cannes. The Merger principally occurred through an investment from TPG Cannes Aggregation, L.P. (the “selling stockholder”), which is primarily funded by partners of TPG Partners VIII, L.P. and TPG Healthcare Partners, L.P. or any parallel fund or their alternative investment vehicles (collectively, “TPG”).
The accompanying condensed consolidated financial statements are unaudited and include the accounts of Convey and our wholly-owned subsidiaries. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our condensed consolidated statements of operations and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
comprehensive loss, shareholders’ equity, and cash flows for the six months ended June 30, 2021, and 2020, and the condensed consolidated balance sheet as of June 30, 2021, reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results for the periods shown.
Our condensed consolidated balance sheet as of December 31, 2020, has been derived from our audited consolidated financial statements as of that date. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020, which include a complete set of footnote disclosures, including our significant accounting policies, and are included in the final prospectus for the Company’s IPO dated June 15, 2021, and filed with the SEC on June 17, 2021, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”). The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All significant intercompany balances and transactions have been eliminated in consolidation.
COVID-19 Pandemic
During the first quarter ended March 31, 2020, concerns related to the spread of novel coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state and local level in the U.S., and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. While some of these actions have eased, escalating transmission rates (including of the Delta variant of COVID-19), slowing and uneven vaccination rates and further governmental guidance may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in the U.S. and international markets and the global impact of the pandemic continues to evolve. The impact of COVID-19 on our business has resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, the Advisory Services segment.
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic will impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants such as Delta); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2021, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information currently available to us and based on various other assumptions that we conclude to be reasonable under the circumstances. While management concludes that such estimates are reasonable when considered in conjunction with our condensed consolidated balance sheets and statements of operations and comprehensive loss taken as a whole, actual results could differ materially from those estimates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Deferred Initial Public Offering Costs
We have incurred certain costs in connection with our IPO. Deferred IPO costs of $5.8 million were charged to shareholders’ equity upon the completion of the IPO (see Note 1). As of December 31, 2020, deferred IPO costs were $0.4 million and were included within Prepaid expenses and other current assets on the condensed consolidated balance sheets.
Customer Concentrations
Revenue and Accounts receivable from our major customers are as follows:

	Revenues		Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Customer A	$18,280	$16,540	$38,681	$34,883
% of total revenue	24.3%	27.2%	24.5%	27.7%
Customer B	$14,651	$11,404	$31,396	$22,422
% of total revenue	19.5%	18.8%	19.9%	17.8%

	Accounts Receivable
(in thousands)	June 30, 2021	December 31, 2020
Customer A	$3,789	$7,582
% of total accounts receivable	8.5%	15.0%
Customer B	$6,000	$3,447
% of total accounts receivable	13.5%	6.8%
Our customer base is highly concentrated. Revenue may significantly decline if we were to lose one or more of our significant customers. However, our risk is reduced due to our significant customers having multiple product delivery solutions under separate contracts.
Contingent Consideration
We recognized an earn-out liability in connection with the November 2018 acquisition of HealthScape Advisors, LLC (“HealthScape Advisors”) and Pareto Intelligence LLC (“Pareto Intelligence”), which represented contingent consideration.
The initial fair value of the earn-out liability was determined by employing a Monte-Carlo simulation model. The underlying simulated variable was adjusted revenue discounted by the market price of risk embedded in the revenue metrics. The revenue volatility estimate was based on a study of historical asset volatility and implied volatility for a set of comparable public companies, adjusted by our operating leverage. The earn-out payments were calculated based on simulated revenue metrics and payment thresholds as set forth in the HealthScape Advisors and Pareto Intelligence purchase agreement. The calculated payments were further discounted back to present value using cost of debt reflecting our credit risk. The fair value of the earn-out liability at each reporting date subsequent to the acquisition was measured using a probability weighted approach.
In connection with the Merger, we recognized a holdback liability, which represented contingent consideration. The initial fair value of the holdback liabilities and at each subsequent reporting date was measured using a probability weighted approach.
A change in any of the unobservable inputs used can change the fair value of our Level 3 earn-out and holdback liabilities.
During the three months ended June 30, 2021, we made a final payment of $13.1 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the six months ended June 30, 2021:

(in thousands)
Balance at December 31, 2020	$20,538
Payments against the earn-out liabilities	(7,500)
Payments against the holdback liabilities	(13,114)
Change in fair value of earn-out liabilities	96
Balance at June 30, 2021	$20

The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the six months ended June 30, 2020:

(in thousands)
Balance at December 31, 2019	$43,175
Payments against the earn-out liabilities	(11,010)
Change in fair value of the holdback liabilities	—
Change in fair value of the earn-out liabilities	—
Balance at June 30, 2020	$32,165
Net Loss Per Common Share
Basic loss per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share attributable to common shareholders is computed by dividing net loss by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses from continuing operations are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss attributable to common shareholders
Net loss from continuing operations	$(13,143)	$(6,027)	$(14,077)	$(12,954)
Net income from discontinued operations	—	7	—	42
Net loss attributable to common shareholders	$(13,143)	$(6,020)	$(14,077)	$(12,912)
Weighted-average common shares outstanding:
Basic and diluted	63,013,291	61,321,424	62,172,031	61,321,424
Loss per share:
Basic and diluted
Continuing operations	$(0.21)	$(0.10)	$(0.23)	$(0.21)
Discontinued operations	—	—	—	—
Net loss per common share	$(0.21)	$(0.10)	$(0.23)	$(0.21)
For the six months ended June 30, 2021 and 2020, 6,386,849 and 5,741,773 of potentially dilutive share-based awards outstanding, respectively, were excluded from the computation of diluted net loss related to common holders as their effect was anti-dilutive. See Note 10. Share-Based Compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Significant Accounting Policies
There have been no material changes in our significant accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in Note 2 to the consolidated financial statements for the year ended December 31, 2020, which are included in the Prospectus.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which amended the accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the guidance for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences as well as simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We early adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Issued Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. ASU 2016-13, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. We are currently evaluating the new guidance to determine the impact ASU 2020-04 and ASU 2021-01 will have on our consolidated financial statements.
NOTE 3. REVENUE FROM CONTRACTS WITH CUSTOMERS
We provide technology enabled solutions and advisory services to assist our clients with workflows across product developments, sales, member experience, clinical management, core operations and business intelligence and analytics. We generate our revenues through our two reporting segments: (i) Technology Enabled Solutions and (ii) Advisory Services.
Technology Enabled Solutions
We help health plans to grow membership and revenue as well as operate more effectively and efficiently. We also assist our clients in managing the compliance and administrative requirements imposed under government sponsored health plans. Our technology solutions are primarily delivered through a web-based customizable application. This application is used to identify, track, and administer contractual services, or benefits provided under a client’s plan to its Medicare and Medicaid

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
beneficiaries. We also provide analytics over healthcare data to capture and assess gaps in risk documentation, quality, clinical care, and compliance. Our services are provided through three primary solutions:
•Advanced Plan Administration provides technology-enabled plan administration services for government-sponsored health plans. Our solution encompasses eligibility and enrollment processing, member services, premium billing and payment processing, reconciliation and other related services.
•Supplemental Benefit Administration provides technology enabled services to manage supplemental benefits provided to members through their Medicare Advantage plans. Our services include benefit design and administration, member eligibility and engagement product fulfillment, end to end analytics and reporting, as well as catalog development and product distribution.
•Value Based Payment Assurance provides payment tools and data analytics to improve revenue accuracy and identify gaps in quality, clinical care and compliance.
Advisory Services
We provide Advisory Services that complement our technology enabled solutions, including sales and marketing strategies, provider network strategies, compliance, Star Ratings, quality, clinical, pharmacy, analytics and risk adjustment.
Revenues are recognized when goods and services are transferred to our clients in exchange for the consideration we expect to be entitled to receive. To determine the appropriate recognition of revenue for transactions, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Disaggregation of revenue
The following tables present disaggregated revenue by reporting segment:

(in thousands)	For the Three Months Ended June 30, 2021
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$32,964	$—	$32,964
Health Plan Management	21,166	—	21,166
Consulting Services	1,445	13,882	15,327
Software Services	2,194	—	2,194
Data Analytics	3,597	—	3,597
Total	$61,366	$13,882	$75,248

(in thousands)	For the Six Months Ended June 30, 2021
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$72,069	$—	$72,069
Health Plan Management	45,107	—	45,107
Consulting Services	2,483	26,931	29,414
Software Services	4,925	—	4,925
Data Analytics	6,365	—	6,365
Total	$130,949	$26,931	$157,880

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in thousands)	For the Three Months Ended June 30, 2020
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$28,439	$—	$28,439
Health Plan Management	17,846	—	17,846
Consulting Services	842	9,459	10,301
Software Services	2,034	—	2,034
Data Analytics	2,942	—	2,942
Total	$52,103	$9,459	$61,562

(in thousands)	For the Six Months Ended June 30, 2020
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$58,698	$—	$58,698
Health Plan Management	37,460	—	37,460
Consulting Services	1,636	19,511	21,147
Software Services	4,080	—	4,080
Data Analytics	4,920	—	4,920
Total	$106,794	$19,511	$126,305
The revenue recognition pattern, point in time or over time, is consistent within all revenue categories with the exception of Data Analytics which includes revenue recognized on both a point in time and over time basis. The amount of point in time revenue within Data Analytics was $1.7 million and $1.2 million during the three months ended June 30, 2021, and 2020, respectively, and $3.1 million and $1.8 million during the six months ended June 30, 2021, and 2020, respectively.
Contract Balances
The timing of our revenue recognition, invoicing, and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Accounts receivable includes unbilled receivable balances of $13.7 million and $16.0 million as of June 30, 2021, and December 31, 2020, respectively.
Deferred revenue represents payments received from our customers in advance of recognition of revenue. Deferred revenue that will be recognized during the succeeding 12 months is recognized as current deferred revenue and the remaining portion is recognized as non-current deferred revenue within Other long-term liabilities. Revenue recognized during the six months ended June 30, 2021, and 2020 that was included in the deferred revenue balance at the beginning of the period was $5.0 million and $5.5 million, respectively.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
The timing and amount of revenue recognition for our remaining performance obligations are influenced by several factors and therefore the amount of remaining obligations may not be a meaningful indicator of future results. Total RPO equaled $8.6 million as of June 30, 2021, of which we expect to recognize approximately $4.7 million over the next 12 months. The remaining $3.9 million is expected to be recognized in fiscal years 2022, 2023 and 2024 by $2.3 million, $1.4 million and $0.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Prepaid expenses and other advances	$2,505	$4,272
Software licenses	3,181	1,492
Insurance	1,786	852
Inventory purchase advances	91	2,206
Cloud computing subscription & implementation costs	3,506	1,986
Tenant facility lease allowances	789	789
Deferred IPO costs	—	446
Other current assets	1,685	3,177
Total prepaid expenses and other current assets	$13,543	$15,220
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	Estimated Life (in years)	June 30, 2021	December 31, 2020
Office and computer equipment	3 – 8 years	$11,865	$10,383
Leasehold improvements	Up to 10 years	10,485	10,572
Furniture and fixtures	2 – 8 years	3,794	3,794
Software	3 years	1,531	1,486
		27,675	26,235
Less: accumulated depreciation		(8,231)	(5,568)
Property and equipment, net		$19,444	$20,667
Depreciation expense for the three months ended June 30, 2021, and 2020 totaled $1.3 million and $1.0 million, respectively. Depreciation expense for the six months ended June 30, 2021, and 2020 totaled $2.7 million and $2.0 million, respectively.
We lease various equipment and software under capital leases. The depreciation expense associated with the assets under capital leases for the three months ended June 30, 2021, and 2020 totaled $0.1 million and $0.02 million, respectively. The depreciation expense associated with the assets under capital leases for the six months ended June 30, 2021, and 2020 totaled $0.2 million and $0.03 million, respectively. Assets held under capital leases are included in property and equipment as follows:

(in thousands)	June 30, 2021	December 31, 2020
Office and computer equipment	$1,682	$1,682
Less: accumulated depreciation	(412)	(192)
Total financing leases included in property and equipment	$1,270	$1,490
NOTE 6. INTANGIBLE ASSETS AND GOODWILL
The carrying amount of goodwill by reporting unit as of both June 30, 2021, and December 31, 2020 was $88.9 million for Advanced Plan Administration, $190.2 million for Supplemental Benefits Administration, $138.2 million for Value Based Payment Assurance and $37.9 million for Advisory Services, respectively.
The goodwill allocated to the Technology Enabled Solutions and Advisory Services reportable segments is $417.3 million and $37.9 million, respectively as of June 30, 2021, and December 31, 2020. Goodwill is assessed for impairment on an annual basis and on an interim basis when indicators of impairment exist. There were no indicators of impairment as of June 30, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The carrying value of identifiable intangible assets consisted of the following at June 30, 2021:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(2,668)	$24,632
Customer relationships	189,000	(31,500)	157,500
Technology	47,800	(8,763)	39,037
Capitalized software development costs	8,948	(1,198)	7,750
Total intangible assets	$273,048	$(44,129)	$228,919
The carrying value of identifiable intangible assets consisted of the following at December 31, 2020:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(1,940)	$25,360
Customer relationships	189,000	(22,909)	166,091
Technology	47,800	(6,373)	41,427
Capitalized software development costs	6,405	(441)	5,964
Total intangible assets	$270,505	$(31,663)	$238,842
Amortization expense for Trade names, Customer relationships and Technology for the three months ended June 30, 2021 and 2020 totaled $5.9 million. Amortization expense for Trade names, Customer relationships and Technology for the six months ended June 30, 2021 and 2020 totaled $11.7 million.
Amortization expense for Capitalized software development costs for the three months ended June 30, 2021 and 2020 totaled $0.6 million and $50 thousand, respectively. Amortization expense for Capitalized software development costs for the six months ended June 30, 2021 and 2020 totaled $0.8 million and $90 thousand, respectively.
NOTE 7. ACCRUED EXPENSES
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Contingent consideration	$20	$20,538
Incentive bonus	7,512	12,198
Employee related	10,664	11,065
Sales and use tax	9,169	7,469
Rebates	1,823	3,822
Accrued interest	1,836	2,794
Accrued professional fees	6,621	6,389
Other	2,193	2,884
Total accrued expenses	$39,838	$67,159
NOTE 8. CREDIT FACILITY
On September 4, 2019, we entered into the First Lien Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured credit facilities consisting of (i) a $225.0 million closing date term loan (the “Term Facility”) and loans thereunder (the “Term Loans”) and (ii) a $40.0 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facility”). The Term Facility has a seven-year term which expires on September 4, 2026 and the Revolving Facility has a five-year term which expires on September 4, 2024. We paid debt issuance costs of approximately $6.1 million on the closing date of the Credit Facility, $5.2 million is being amortized over the life of the Term Facility (84 months) and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
$0.9 million is being amortized over the term of the Revolving Facility (60 months) on a straight-line method. The Revolving Facility includes a letter of credit sub-facility (subject to a sublimit not to exceed $10.0 million) and a swing line loan sub-facility (subject to a sublimit not to exceed $10.0 million).
On April 8, 2020, we amended the Credit Agreement to establish an incremental loan facility in an aggregate principal amount equal to $25.0 million for an incremental term loan request (the “2020 Incremental Term Loan”) bearing interest at the Eurodollar Rate (as defined in the Credit Agreement) expiring September 4, 2026. We capitalized debt issuance costs of approximately $1.1 million on the closing date of the 2020 Incremental Term Loan, which was being amortized over the life of the 2020 Incremental Term Loan (77 months) on a straight-line basis.
On February 12, 2021, we further amended the Credit Agreement to establish an incremental term loan in an aggregate principal amount equal to $78.0 million (the “2021 Incremental Term Loan”) bearing interest at the Eurodollar Rate (as defined in the Credit Agreement) expiring September 4, 2026. We capitalized debt issuance costs of approximately $2.4 million on the closing date of the 2021 Incremental Term Loan, which was being amortized over the life of the 2021 Incremental Term Loan (67 months) on a straight-line basis.
The Credit Agreement includes an uncommitted incremental facility, which provides that we have the right at any time to request term loan increases, additional term loan facilities, revolving commitment increases and/or additional revolving credit facilities, in an aggregate principal amount, together with the aggregate principal amount of permitted incremental equivalent debt under the Credit Agreement, not to exceed (a) the sum of the greater of (i) $46.9 million and (ii) 100.0% of Consolidated EBITDA (as defined in the Credit Agreement) of CHS and its restricted subsidiaries for the most recently ended period of four consecutive fiscal quarters of CHS (calculated on a pro forma basis), plus (b) certain additional amounts, including an unlimited amount subject to pro forma compliance with a leverage ratio test.
Interest Rate and Fees
Borrowings under the Credit Agreement (other than borrowings of swing line loans) bear interest at a rate per annum equal to, at our election, either (i) the LIBOR for the relevant interest period (subject to a floor of 1.00% per annum) plus an applicable margin, as defined in the Credit Agreement, or (ii) a base rate plus an applicable margin, as defined in the Credit Agreement. We elected to use the LIBOR rate for the Term Loans and the Revolving Facility. The Credit Agreement provides for the replacement of LIBOR with a successor or alternative index rate in the event LIBOR is phased-out.
In addition to paying interest on the outstanding principal of the Credit Facility, we are required to pay a commitment fee in respect of any unused commitments under the Revolving Facility at a rate that is subject to adjustment based upon the First Lien Net Leverage Ratio, as defined in the Credit Agreement (maximum debt to Earnings Before Interest, Income Tax, Depreciation and Amortization (“EBITDA”), as defined in the Credit Agreement) at such time and ranges from 0.375% to 0.500% per annum. We are also required to pay customary letter of credit fees and certain other agency fees.
Covenants
The Credit Facility contains a financial covenant that requires us to maintain as of the last day of each period of four consecutive quarters of the Company, a First Lien Net Leverage Ratio not to exceed 7.4 to 1.0 if, as of the last day of any fiscal quarter of the Company, there are outstanding revolving loans and letters of credit (excluding (i) undrawn letters of credit in an aggregate face amount up to $10.0 million and (ii) letters of credit (whether drawn or undrawn) to the extent reimbursed, cash collateralized or backstopped on terms reasonably acceptable to the applicable issuing bank on or prior to the date that is three business days following the end of the applicable period of four consecutive fiscal quarters of CHS in an aggregate principal amount exceeding 35% of the aggregate principal amount of the Revolving Facility at such time.
Prepayments and Mandatory Prepayment
Under the terms of the Credit Agreement, we are permitted to voluntarily prepay outstanding loans or commitments in whole or part without premium or penalty other than certain exceptions described in the Credit Agreement; however, the Credit Agreement requires us to prepay outstanding term loans, subject to certain exceptions and limitations with (i) 50% of our annual excess cash flow, subject to certain step-downs based upon the First Lien Net Leverage Ratio; (ii) 100% of the net cash proceeds of certain asset sales or casualty events; and (iii) 100% of the net cash proceeds of certain incurrences or issuances of indebtedness.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Scheduled Repayments
We are required to make scheduled quarterly payments on the Term Loans. Prior to the 2021 Incremental Term Loan, we were required to make quarterly payments (i) commencing with the quarter ended December 31, 2019, in an amount equal to 0.25% of the aggregate principal amount of the Term Loans outstanding on September 4, 2019 with the balance due upon maturity date and (ii) in respect of the 2020 Incremental Term Loans, beginning with the quarter ended June 30, 2020, in an amount equal to 0.25% of the aggregate principal amount of the 2020 Incremental Term Loan outstanding on April 8, 2020, with the balance due on maturity.
Subsequent to the 2021 Incremental Term Loan, we are required to make quarterly payments (i) commencing with the quarter ended March 31, 2021, in an aggregate principal amount equal to $0.8 million for the Term Facility and the 2021 Incremental Term Loan, with the balance due upon maturity date and (ii) in respect of the 2020 Incremental Term Loans, in an amount equal to 0.25% of the aggregate principal amount of the 2020 Incremental Term Loan outstanding on April 8, 2020, with the balance due on maturity. We are required to repay the aggregate principal amount outstanding under the Revolving Facility, and the aggregate principal amount of each swing line loan under the Revolving Facility, at maturity of the Revolving Facility on September 4, 2024.
Guarantees and Collateral
All obligations under the Credit Agreement are unconditionally guaranteed by Parent and certain subsidiaries. All obligations under the Credit Agreement are secured, subject to permitted liens and other exceptions and limitations, by first priority security interests in substantially all the assets of the Company and each guarantor (including all the equity interests of CHS).
Extinguishment of Debt
On June 18, 2021, $131.5 million from the IPO proceeds (see Note 1) were used to repay the principal balance, accrued but unpaid interest, and prepayment premium under the Credit Agreement. The 2020 Incremental Term Loan and the 2021 Incremental Term Loan were repaid in full and the remainder of the proceeds were used to repay a portion of the Term Facility. The prepayment for the Term Facility was applied to the remaining scheduled installments of principal and as a result of the prepayment, no additional scheduled installments of principal are required. The Company recorded a loss on extinguishment of debt of $5.0 million. The loss consisted of $3.4 million for unamortized deferred financing costs and $1.6 million for prepayment premiums.
As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs for the Term Loans totaled $3.3 million and $5.2 million, respectively. Amortization of deferred financing costs for the three months ended June 30, 2021 and 2020 totaled $0.3 million and $0.2 million. Amortization of deferred financing costs for the six months ended June 30, 2021 and 2020 totaled $0.6 million and $0.4 million.
As of June 30, 2021 and December 31, 2020, unamortized deferred financing costs associated with the Revolving Facility totaled $0.6 million and $0.7 million, respectively, and were included in Other assets in the condensed consolidated balance sheets. Amortization of deferred financing costs was approximately $50 thousand for each of the three months ended June 30, 2021 and 2020. Amortization of deferred financing costs was approximately $90 thousand for each of the six months ended June 30, 2021 and 2020.
Amortization of deferred financing costs is included within Interest expense in the condensed consolidated statement of operations and comprehensive loss.
For the six months ended June 30, 2021 and 2020, the average interest rate for the Term Facility was 6.6% and 6.8%, respectively. As of June 30, 2021 and December 31, 2020, the aggregate principal balance was $192.6 million and $222.2 million, respectively.
For the six months ended June 30, 2021, the average interest rate for the 2020 Incremental Term Loan was 10%. As of December 31, 2020, the aggregated principal balance was $24.8 million.
For the six months ended June 30, 2021, the average interest rate for the 2021 Incremental Term Loan was 7.0%.
For the six months ended June 30, 2021 and 2020, the average interest rate for the Revolving Facility was 2.75% for each period. As of June 30, 2021 and December 31, 2020, the available balance was $39.5 million. On January 23, 2020, we established an irrevocable transferable letter of credit (“LOC”) in the favor of a lessor totaling $0.5 million. The LOC expires

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
on January 31, 2021; however, per the terms of the agreement, the LOC automatically extends for a one year period upon the expiration date and each anniversary thereafter, unless at least 60 days prior to such expiration date or anniversary written notice is provided that we elect not to extend the LOC. The LOC was automatically extended for a one year period on January 31, 2021.
Debt consists of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Term loans	$192,631	$246,999
Less: deferred financing costs	(3,326)	(5,209)
Term loans, net of deferred financing costs	189,305	241,790
Less: current portion	—	(2,500)
	$189,305	$239,290
NOTE 9. SHAREHOLDERS’ EQUITY
As of June 30, 2021, we are authorized to issue 500,000,000 shares of common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. See Note 1 for additional information related to the Stock Split and IPO.
In February 2021, our Board, through a unanimous written consent, adopted a written resolution declaring a special dividend of $1.18 per share of common stock totaling $74.5 million in cash (“Special Dividend”) ultimately to be distributed to the shareholders of Convey. Of the Special Dividend, $72.2 million was paid to existing shareholders and $2.3 million was paid to outstanding and vested stock option holders. The Special Dividend was paid out during the six months ended June 30, 2021.
NOTE 10. SHARE-BASED COMPENSATION
On September 4, 2019, the effective date, Convey’s Board of Directors adopted the Cannes Holding Parent, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). The 2019 Equity Plan shall automatically terminate on, and no options may be granted under the 2019 Equity Plan after, the tenth anniversary of the effective date.
On June 4, 2021, in connection with the IPO, the Company adopted the Convey Holding Parent, Inc. 2021 Omnibus Incentive Compensation Plan (the “2021 Plan”). The 2021 Plan has a term of ten years.
In March 2020, pursuant to the 2019 Equity Plan, Convey issued option awards to acquire 5,723,676 shares, respectively, of Convey’s common stock having an exercise price of $7.94 per share and a term of ten (10) years. The awards were comprised of time-vesting and performance-vesting options.
The time-vesting options will vest 20% on the first anniversary of the commencement date, defined in each option agreement, and the remainder will vest in 16 equal 3-month installments over the following four years. Upon a change in control, the time-vested options will vest fully.
The performance-vesting options are eligible to vest 20% each year subject to the Company meeting certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) targets. Each year has been accounted for as a separate tranche. To the extent that any performance-based options have not vested pursuant to achievement of the annual Adjusted EBITDA targets (performance condition), catch-up vesting may occur if at any time prior to or upon the option expiration date of the award, TPG achieves a certain multiple-of-money return (market condition). Upon the consummation of a change in control, all performance-based options that have not become vested pursuant to the achievement of the Adjusted EBITDA targets or do not satisfy the catch-up vesting criteria will be immediately forfeited without any payment or consideration due from us.
In March 2021, pursuant to the 2019 Equity Plan, Convey issued option awards to acquire 69,300 shares of Convey’s common stock with an exercise price of $9.92 per share and a term of ten (10) years. The awards were comprised of time-vesting options which vest 25% on each anniversary date from the vesting commencement date.
In June 2021, in connection with the IPO and pursuant to the 2021 Plan, Convey issued option awards to acquire 497,321 shares of Convey’s common stock with an exercise price of $14.00 per share and a term of ten (10) years. In addition, Convey issued 198,929 RSUs with a grant date fair value of $13.00 per unit. The option awards and RSUs are time-vesting awards

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
which vest 25% on the first anniversary of the commencement date, and the remainder will vest in 12 equal 3-month installments over the following three years.
The following table summarizes the total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative	$1,083	$703	$2,073	$3,926
Total stock-based compensation expense	$1,083	$703	$2,073	$3,926
During the six months ended June 30, 2021 and 2020, cash received upon exercise under all share-based compensation arrangements totaled $0 for both periods.
Stock Option Modification
On February 15, 2021, Convey’s Board of Directors approved a stock option award modification (the “Modification”) whereby the exercise price of certain previously granted and still outstanding unvested stock option awards held by current employees and certain executives were reduced by $1.18 per award, which represented the cash payment made for the vested awards as part of the Special Dividend. No other terms of the repriced stock options were modified, and the modified stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the modification, 3,653,837 unvested stock options outstanding with an original exercise price of $7.94 were modified.
There was no incremental stock-based compensation expense as there was no incremental fair value generated as a result of the modification.
Stock Option Grants
Stock option activity and information about stock options outstanding are summarized in the following table:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	5,621,364	$7.94	9.20
Granted	566,621	13.50	9.96
Exercised	—
Forfeited	—
Outstanding at June 30, 2021	6,187,985	7.75	8.82
Vested or expect to vest as of June 30, 2021	6,187,985	7.75	8.82
Vested and Exercisable as of June 30, 2021	2,107,986	7.86	8.70
The stock options are equity based awards and their aggregate intrinsic value outstanding and exercisable at June 30, 2021 is $0. The weighted average fair value of options granted in 2021 was $4.66.
As of June 30, 2021, there was approximately $14.0 million total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.59 years.
We estimate the fair value of the time-vesting stock option awards on the date of grant using the Black-Scholes Merton model. The time-vesting options have a service condition. Option valuation models, including the Black-Scholes Merton model, require the input of certain assumptions that involve judgment. Changes in the input assumptions can materially affect the fair value estimates and, ultimately, how much we recognize as stock-based compensation expense. The fair value of the options granted during the year were estimated on the date of the grant using the Black-Scholes Merton model based on the following assumptions:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2021 Grants
Expected term (years)	6.11
Expected volatility	45%
Risk free interest rate	1.11%
Expected dividend yield	—%
Prior to the IPO, there was no active external or internal market for our common shares. Thus, it was not possible to estimate the expected volatility of our share price in estimating fair value of options granted. Accordingly, as a substitute for such volatility, the Company used the historical volatility of the common stock of other companies in the same industry over an approximate period of time commensurate with the expected term of the options awarded. The expected term for options granted is based on the “simplified” method described in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, since the simplified method provides a reasonable estimate in comparison to actual experience. Management had estimated the risk-free interest rate based on U.S. Treasury note rates for the expected term.
Restricted Stock Units
Activity and information about non-vested RSUs outstanding are summarized in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	198,929	2,586
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2021	198,929	$2,586
One RSU gives the right to one share of the Company’s common stock. RSUs that vest based on service are measured based on the fair value of the underlying stock on the date of grant. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.
As of June 30, 2021, there was approximately $2.6 million total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.96 years.
Long-Term Incentive Awards
In March 2020, Convey issued fifty-six (56) Long-Term Incentive (LTI) awards with a total grant-date fair value of $1.1 million to employees. These awards vest upon satisfaction of the performance condition as determined by our Board of Directors at its sole discretion, subject to the participants continued employment or service. The performance condition is satisfied by TPG meeting a certain multiple-of-money return, on a scale, prior to or upon (i) TPG in the aggregate beneficially owning less than 20% of the voting equity securities of the Company or (ii) the date on which a change in control occurs. The awards contain a market condition with an implicit performance condition. No awards have vested as of June 30, 2021, as such events did not occur during the six months ended June 30, 2021. No awards have been granted or cancelled during the six months ended June 30, 2021. The awards do not expire. On the date the performance condition is met, any unvested awards will be forfeited.

LTI Awards
Outstanding as of December 31, 2020	54
Forfeited	(5)
Outstanding as of June 30, 2021	49
Settlement of the award can be made, as determined by the Board of Directors at its sole discretion, (i) in cash, (ii) common stock, or (iii) in other property acceptable to the Board of Directors. The LTIs are treated as liability-based awards under Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, (“ASC 718”) and the Company shall recognize compensation expense for the LTIs upon the liquidity event occurring.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 11. EMPLOYEE SAVINGS PLAN
We offer our employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, we may elect to make matching or other contributions into the savings plan. We made matching contributions of $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively, to our employee savings plan and is included within Selling, general and administrative expenses, Cost of services and Cost of products in the condensed consolidated statement of operations and comprehensive loss.

NOTE 12. TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our global annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to change resulting from several factors, including variability in forecasting our pre-tax and taxable income and loss due to external changes in market condition changes in statutes, regulations and administrative practices, principles, and interpretations related to tax. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. As a result of circumstances surrounding our forecasted pre-tax loss, in accordance with ASC 740 principles, our interim year to date tax benefit is based on actual results through June 30, 2021. We believe this approach is the most fair representation of our income tax benefit as of June 30, 2021.
Our income tax benefit for the three months ended June 30, 2021 and 2020 was $5.2 million and $1.5 million, respectively. Our income tax benefit for the six months ended June 30, 2021 and 2020 was $6.2 million and $2.8 million, respectively. For the six months ended June 30, 2021, our effective tax rate of 27.3% was above the U.S. statutory rate of 21% primarily due to state taxes, tax on Global Intangible Low-Taxed Income (“GILTI”), disallowed wage expense and fringe benefits, and certain other non-deductible items. These items were primarily offset by tax credits. For the six months ended June 30, 2020, our effective tax rate of 15.0% was below the U.S. statutory rate of 21.0% primarily due to state taxes, foreign taxes, tax on GILTI, disallowed wage expense and fringe benefits, and certain other non-deductible items. These items were primarily offset by tax credits. For the three and six months ended June 30, 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties were recorded as a result of tax uncertainties.
NOTE 13. TRANSACTION RELATED COSTS
The following table represents the components of Transaction related costs as reported in the condensed consolidated statements of operations and comprehensive loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Mergers and acquisitions related costs	$68	$52	$98	$197
Public company readiness costs	1,488	—	2,544	—
Total	$1,556	$52	$2,642	$197
NOTE 14. COMMITMENTS AND CONTINGENCIES
Leases
We lease office space, warehouse and distribution space, and equipment under non-cancelable operating and capital leases expiring at various dates through 2029. Lease terms generally range from two to seven years with one to two renewal options for extended terms which are taken into consideration when evaluating the overall term of the lease. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period. Certain of these leases contain rent concessions and payment escalations, in which case rent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease.
Rent expense under all operating leases was approximately $2.1 million and $2.0 million, for the three months ended June 30, 2021 and 2020, respectively. Rent expense under all operating leases was approximately $4.2 million and $3.9 million, for the six months ended June 30, 2021 and 2020, respectively.
Employment Agreements
We have employment agreements with various executives. The agreements have open-ended terms providing that employment shall continue until terminated by either party in accordance with the agreement. In addition to salary, bonuses, and benefits, the agreements also provide for termination benefits if the agreements are terminated by us for reasons other than cause or by the executives for good reason.
Inventory Purchases
As of June 30, 2021 and December 31, 2020, we have contractual commitments to purchase inventory from certain manufacturers totaling $1.3 million and $6.5 million, respectively.
Legal Proceedings
We are involved in various lawsuits, claims, inquiries, and other regulatory and compliance matters, most of which are routine to the nature of our business. When it is probable that a loss will be incurred and where a range of the loss can be reasonably estimated, the best estimate within the range is accrued. When the best estimate within the range cannot be determined, the low end of the range is accrued. The ultimate resolution of these claims could affect future results of operations should our exposure be materially different from our estimates or should liabilities be incurred that were not previously accrued. Potential insurance reimbursements are not offset against potential liabilities.
Because of the uncertainties associated with claims resolution and litigation, future losses to resolve these matters could be higher than the liabilities we have accrued; however, we are unable to reasonably estimate a range of potential losses. If new information were to become available that allowed us to reasonably estimate a range of potential losses in an amount higher or lower than what we have accrued, we would adjust our accrued liabilities accordingly. Based upon current information, we concluded that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows. Additional lawsuits, claims, inquiries, and other regulatory and compliance matters could arise in the future. The range of losses for resolving any future matters would be assessed as they arise.
On July 11, 2017, Ronnie Kahululani Solis (“Solis”) filed suit in the Los Angeles Superior Court against one of our former subsidiaries, Gorman Health Group, LLC (“Gorman”), which merged into Convey Health Solutions, Inc. effective September 1, 2020, for damages for negligence and negligence per se arising out of an incident that occurred on March 3, 2017. Solis alleged damages in excess of $6.0 million stemming from an accident involving a vehicle and a motorcycle. The vehicle was being operated by a Gorman employee in the scope of his employment. The Company is covered by insurance up to $6.0 million. In July 2021, the parties reached an agreement to settle the claim for $1.2 million. We recorded a $1.2 million accrual in relation to this matter and a $1.2 million receivable for the anticipated insurance proceeds upon settlement.
Sales Tax Accrual
On June 21, 2018, the U.S. Supreme Court issued an opinion in South Dakota v. Wayfair. The State of South Dakota alleged that U.S. constitutional law should be revised to permit South Dakota to require remote sellers to collect and remit sales tax in South Dakota in accordance with South Dakota’s sales tax statute. Under the U.S. Supreme Court’s ruling, the longstanding Quill Corp v. North Dakota sales tax case was overruled, and states may now require remote sellers to collect sales tax under certain circumstances. Consequently, we began collecting sales tax in 21 states that we deemed in accordance with the new statute. Pursuant to South Dakota’s statute, we are not required to pay sales tax retroactively.
ASC Topic 450, Contingencies, (“ASC 450”) requires an estimated loss to be accrued by a charge to income if it is probable that a liability has been incurred at the date of the financial statements and the amount of the liability can be reasonably estimated. We recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $9.2 million and $7.5 million at June 30, 2021 and December 31, 2020, respectively. These are included in accrued liabilities in our condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 15. RELATED PARTY TRANSACTIONS
TPG Management Service Agreement
On September 4, 2019, in connection with the Merger, we entered into a management services agreement (“MSA”) with TPG. Under the MSA, TPG agreed to provide certain financial, strategic advisory services, and consulting services in exchange for (i) reimbursement of certain expenses incurred by TPG and (ii) an aggregate annual retainer fee of 1% based on our previous year’s consolidated EBITDA determined by Convey’s Board of Directors. Additional services may be provided in exchange for the fees structured within the MSA. We paid management and consulting fees of $0.3 million for each of the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, we also paid TPG a fee of $1.0 million and $0.3 million for services provided in connection with establishing the 2021 Incremental Term Loan and 2020 Incremental Term Loan, respectively.

In the event the MSA is terminated by an IPO or business combination and TPG continues to hold at least 10% of equity of the Company upon closing of such transaction, we are required to pay TPG the net present value of the remaining portion of management and consulting fees that would have been incurred until three years after the date of such termination, as well as certain other expenses of TPG. In connection with the IPO completed in June 2021, we incurred a $2.3 million termination fee. The termination fee has been accrued as of June 30, 2021, and it is included within Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. There was no amount payable to TPG as of December 31, 2020.
EIR Partners Consulting Agreement
We have a Consulting Agreement with EIR Partners, LLC (“EIR”), a former member of the Company’s Board of Directors, and a current shareholder. Under the terms of the Consulting Agreement, EIR provides consulting services for the purpose of analyzing and reviewing potential sellers in the marketplace for the benefit of the Company as agreed to from time-to-time. As compensation for service, the Company remits to EIR $10 thousand monthly, plus reasonable out-of-pocket expenses incurred in the performance of the duties under the Consulting Agreement. The Consulting Agreement may be terminated by either party upon providing 10 days advance written notice and unless terminated, automatically renews for additional terms of one year. For the six months ended June 30, 2021 and 2020, $60 thousand was paid for services rendered during each period. The Consulting Agreement is still active with the Company.
NOTE 16. DISCONTINUED OPERATIONS
On February 9, 2018, in order to focus on our Technology Enabled Solutions and Advisory Services, we announced a plan to abandon our Business Processing Outsourcing (“BPO”) unit which provided labor resources to fulfill a wide range of plan administration functions based on client requirements. All run-off operations of our BPO unit ceased in the first quarter of 2020. We abandoned the BPO unit as we were unable to sell the line due to competitive pricing and the ease of transition to competitors.
The operating results of our discontinued operations through the date of abandonment are as follows:

(in thousands)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Major line items constituting income from discontinued operations
Operating income	$9	$58
Income from discontinued operations before provision for income taxes	9	58
Provision expense for income taxes	2	16
Income from discontinued operations, net of tax	$7	$42
There were no assets and liabilities related to discontinued operations as of June 30, 2021 and December 31, 2020.
Cash flows from discontinued operations for the six months ended June 30, 2021 and 2020 were insignificant.
NOTE 17. SEGMENT INFORMATION
ASC 280 establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined that we have two reportable segments: Technology Enabled Solutions and Advisory

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Services. These reportable segments reflect the manner in which the Chief Operating Decision Maker (“CODM”) group assesses information for decision-making purposes. The CODM group consists of our Chief Executive Officer and Chief Financial Officer.
The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products and services. This reflects how the CODM group monitors performance, allocates resources, and makes strategic and operational decisions.
In addition to the reportable segments, we have the “Unallocated” classification which includes those profit and loss items not allocated to either reportable segment. Unallocated includes corporate costs, primarily relating to group wide functions, including but not limited to, finance, tax and legal.
There are no inter-segment sales that require elimination.
We present reportable segment revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is the financial measure by which management and the CODM group allocate resources and analyze the performance of the reportable segments.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and costs associated with obtaining the incremental term loans.
We do not report assets by reportable segment, as this metric is not used by the CODM group to allocate resources to the segments.
Presented in the tables below is revenue and Segment Adjusted EBITDA by reportable segment:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands)	Technology Enabled Solutions	Advisory Services	Technology Enabled Solutions	Advisory Services
Revenue	$61,366	$13,882	$130,949	$26,931
Segment Adjusted EBITDA	$15,877	$5,264	$32,253	$8,602

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(in thousands)	Technology Enabled Solutions	Advisory Services	Technology Enabled Solutions	Advisory Services
Revenue	$52,103	$9,459	$106,794	$19,511
Segment Adjusted EBITDA	$13,229	$1,588	$25,108	$2,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table presents a reconciliation of Segment Adjusted EBITDA to the condensed consolidated U.S. GAAP loss from continuing operations before income taxes:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Technology Enabled Solutions Segment Adjusted EBITDA	$15,877	$13,229	$32,253	$25,108
Advisory Services Segment Adjusted EBITDA	5,264	1,588	8,602	2,269
Total	$21,141	$14,817	$40,855	$27,377
Unallocated(1)	$(2,873)	$(1,857)	$(4,991)	$(4,324)
Adjustments to reconcile to U.S. GAAP loss from continuing operations before income taxes
Depreciation and amortization	(7,823)	(6,950)	(15,194)	(13,791)
Interest expense	(6,394)	(4,647)	(11,861)	(8,917)
Income tax provision	5,166	1,537	6,173	2,800
Cost of COVID-19(2)	(1,127)	(3,654)	(2,311)	(4,518)
Sales and use tax	(2,570)	(1,720)	(3,968)	(3,455)
Non-cash stock compensation expense	(1,083)	(703)	(2,073)	(3,926)
Transaction related costs	(1,556)	(52)	(2,642)	(197)
Acquisition bonus expense – HealthScape and Pareto acquisition	(96)	(513)	(289)	(994)
Loss on extinguishment of debt	(5,015)	—	(5,015)	—
Director and officer prior act liability insurance policy(3)	(7,861)	—	(7,861)	—
Other(4)	(3,052)	(2,285)	(4,900)	(3,009)
Loss from continuing operations	$(13,143)	$(6,027)	$(14,077)	$(12,954)
________________________
(1)Represents certain corporate costs associated with the executive compensation, legal, accounting, finance and other costs not specifically attributable to the segments.
(2)Expenses incurred due to the COVID-19 pandemic are primarily related to higher pricing from vendors due to supply chain disruptions and product shortages and higher employee costs due to hazard pay for our employees.
(3)In connection with the IPO, we made a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021.
(4)These adjustments include individual adjustments related to fees associated with obtaining the incremental loans, management fees, management service agreement termination fee, board of director related fees, and consulting costs for the selection of ERP solution.
NOTE 18. SUBSEQUENT EVENT
On July 12, 2021, CHS, an indirect wholly-owned subsidiary of the Company, entered into Amendment No. 4 (“Amendment No. 4”), by and among CHS, as borrower, Ares Capital Corporation, as administrative agent and collateral agent, and the term lenders party thereto, to the Credit Agreement.
Amendment No. 4 amends the Credit Agreement to provide for, among other things, (i) the reduction of the Applicable Rate (as defined in the Credit Agreement) for Eurodollar Rate Loans (as defined in the Credit Agreement) from 5.25% to 4.75% and, for Base Rate Loans (as defined in the Credit Agreement), from 4.25% to 3.75%, and (ii) the reduction of the floor for the Eurodollar Rate (as defined in the Credit Agreement) from 1.00% to 0.75% for the Closing Date Term Loans (as defined in the Credit Agreement). The Company is currently evaluating the accounting impact Amendment No. 4 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the final prospectus for the Company’s IPO dated June 15, 2021 and filed with the Securities and Exchange Commission (“SEC”) on June 17, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”).
The following discussion and analysis also includes discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Such forward-looking statements may include, without limitation, statements about future opportunities for us and our products and services, our future operations, financial or operating results, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions and other expectations and targets for future periods. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “potential,” “seek,” “will,” “would,” “could,” “should,” continue,” contemplate,” “plan” and other words and terms of similar meaning. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, among others, the following: our ability to retain our existing clients or attract new clients, and sell additional solutions and services to our clients; our dependence on a small number of clients for a substantial portion of our total revenue; limitations of our clients’ growth prospects, and the failure of the size of the total addressable markets in which we compete or expect that we may compete in the future to grow at rates currently expected; our ability to achieve or maintain profitability; Federal reductions in Medicare Advantage funding; consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services we offer; the limiting operating history we have with certain of our solutions; a failure to deliver high-quality member management services to our clients’ members; the competition we face from healthcare services and technology companies; acquisitions of other businesses or technologies and other significant transactions; increases in labor costs, including due to changing minimum wage laws, and an overall tightening of the labor market; the long and unpredictable sales and integration cycles for our solutions; an economic downturn or volatility, including as a result of the ongoing COVID-19 pandemic; our ability to achieve market acceptance of new or updated solutions and services; our reliance on third parties for certain components of our business; fluctuations in our quarterly results of operations due to seasonality; our ability to achieve or maintain adequate utilization and suitable billing rates for our consultants, and our ability to deliver our services to our clients; developments in the Medicare Advantage market or the healthcare industry generally, including with respect to changing laws and regulations; our ability to comply with applicable laws, regulations and standards relating to data privacy and security; security breaches, failures or other disruptions of the information technology systems used in our business operations and of the sensitive information we collect, process, transmit, use and store; disruptions in service, and other software and systems failures, affecting us and our vendors; our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties; our substantial indebtedness, and the restrictions imposed by our indebtedness on our subsidiaries; material weaknesses in our internal control over financial reporting and a failure to remediate material weaknesses, and the effectiveness of our internal control over financial reporting; and the significant influence our principal stockholder, TPG, has over us. For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part II, Item 1A "Risk Factors" of this Form 10-Q and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We qualify all of the forward-looking statements in this Form 10-Q by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The Company is a leading healthcare platform that utilizes technology and processes to improve government-sponsored health plans, including Medicare Advantage (“MA”) plans. We help health plans to grow membership and revenue as well as operate more effectively and efficiently. We are a trusted solutions-oriented partner to payors and deliver purpose-built technology and services to enhance our clients’ mission-critical workflows. Our solutions address health plan needs, including product development and sales, member experience management, clinical management, core operations, business intelligence and analytics. Leveraging our technology and expert advisory services, we serve as a unified and integrated extension of our clients’ core health plan operations. Our proprietary, modular technology and end-to-end solutions replace or supplement our clients’ existing systems and processes, enabling us to help health plans attract and retain members, improve revenue accuracy, drive cost savings, facilitate regulatory compliance, and enhance operational effectiveness.
Since our inception, we have created and continuously refined our technology solutions to best serve government-sponsored health plans. Our clients are primarily MA plans, Medicare Part D plans, including Employer Group Waiver plans, and pharmacy benefit managers.
We foster long-term collaborative partnerships as evidenced by our average relationship with our top 10 clients of over eight years, and we serve as a partner to eight of the nation’s top 10 MA payors by lives covered. We believe that we have significant opportunity to grow within our existing client base as the majority of our clients currently subscribe to only a subset of our overall solutions and services. Moreover, we believe we have significant opportunity to grow by winning new clients in the MA market, by selling more products to our existing clients, by expanding into adjacent markets such as Medicaid and commercial insurance, and through complementary strategic acquisitions.
Our clients face significant and constantly evolving challenges managing their Medicare health plans:
•Increasingly Competitive Environment for Medicare Plans: Effective benefit design and sales are critical to retaining and growing members during the Medicare annual enrollment period. Once members are enrolled in a plan, effective member engagement and supplemental benefits administration are paramount to ensuring strong satisfaction and retention. Moreover, the proliferation of value-based reimbursement models such as MA requires effective member management and broad ecosystem coordination, which fall outside the core competencies of many health plans.
•Compliance with Centers for Medicare and Medicaid Services (“CMS”) Requirements: Constantly evolving CMS and client requirements result in hundreds of modifications per year that inhibit the operational effectiveness and capabilities of health plans. Our purpose-built government sector technology platform addresses these constantly evolving requirements.
•Complex and Highly Regulated Medicare Market: Many health plans enter the government plan market by simply adapting their existing systems designed for the commercial insurance market. As a result, the technology they employ often lacks the sophistication and design needed to effectively maintain and administer benefits tailored for the complex and highly regulated Medicare market.
Health plans increasingly recognize the need for specialized solutions like ours to help them overcome these challenges and drive superior performance. We believe our proprietary technology and processes facilitate member engagement, health plan growth, and operational efficiencies.
We operate in two segments: Technology Enabled Solutions (“TES”) in which we provide technology and support solutions to our clients, and Advisory Services (“Advisory”) in which we provide project-based consulting services led by our long-tenured subject matter experts. We believe that our combination of technology and advisory solutions gives us a competitive advantage in the government-sponsored health plan market. Our Technology Enabled Solutions and Advisory teams collaborate effectively to combine a strong technology platform with deep domain expertise to deliver best-in-class solutions to our clients. Furthermore, we leverage the Advisory team’s industry expertise to identify new opportunities as well as cross-sell our solutions within existing clients.
We have a highly predictable and recurring revenue model with strong cash flow from operations. We typically charge a recurring subscription or per-member fee or a re-occurring utilization-based fee, which, coupled with our long-term contracts and strong client retention, has historically provided us with strong revenue visibility into estimated future revenue. Our Technology Enabled Solutions business historically has been highly predictable as most of our revenue in any given year is under contract or otherwise visible by the beginning of that year due to the contract structures we employ.

Initial Public Offering
On June 18, 2021, we closed our initial public offering (“IPO”) of our common stock through an underwritten sale of 13,333,334 shares of our common stock at a price of $14.00 per share. In the offering, we sold 11,666,667 shares and a selling stockholder sold 1,666,667 shares. The aggregate net proceeds to us from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $146.1 million. We used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under our credit agreement. We did not receive any of the proceeds from the sale by the selling stockholder.

COVID-19 Pandemic
COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state, and local level in the U.S., and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. While some of these actions have recently been eased, escalating transmission rates (including of the Delta variant of COVID-19), slowing and uneven vaccination rates and further governmental guidance may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in United States and international markets and has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices.
Our operations have been impacted by COVID-19 since March 2020. During March and April 2020, we obtained approval from our clients for a work-at-home model, though not all required our approval, and transitioned most of our employees to the home environment so that they could work more safely. COVID-19 created a hardship for many of our employees. We worked during 2020 to care for our employees by periodically implementing temporary premium pay and temporary paid sick leave programs which provided additional financial resources for our employees, as well as partial pay for those employees who contracted the virus or had to care for a family member who was affected. We are also providing compensation to employees who worked with us for more than six months so that they can take time off to be vaccinated. In addition, we increased cleaning protocols throughout our facilities. Certain of these measures have resulted in increased costs.
Due to significant volatility to the markets, as well as business and supply chain disruptions, we incurred several additional expenses due to the COVID-19 pandemic, including the following:
•Higher Pricing from Vendors and Higher Shipping Costs:   We experienced higher costs to procure certain products included in the formulary available to Medicare members. The price increases were due to supply chain disruptions and product shortages caused by the COVID-19 pandemic. We quantified the pricing increase by comparing the pre-pandemic prices for high demand products directly attributable to the COVID-19 pandemic (e.g., masks and other similar high demand products) to the prices to procure such products during the pandemic. Further, we incurred additional costs due to expedited shipping fees as a result of new inventory management practices put into place due to supply chain disruptions and delays caused by COVID-19 in order to fulfill product demand.
•Sick Pay, Premium Pay and Hazard Pay:   Temporary sick leave was paid to employees if specific criteria related to the COVID-19 pandemic were met. Incremental premium pay and hazard pay were paid to distribution and shipping employees who worked their normal scheduled shifts. In addition, we paid a one-time bonus to supervisors for working additional hours to support the transition of our employees to a work-at-home model.
•Wages to Accommodate Social Distancing:   In order to meet the annual enrollment and quarterly volume requirements while properly socially distancing team members who were required to work in-person at our distribution facilities, we decreased the number of agents per training session and held training sessions up to eight weeks in advance of normal requirements, creating an extended training program with costs incremental to a standard operating training schedule. In addition, individuals working at our distribution centers to fulfill product delivery requirements were required to social distance and, as a result, we were required to add shifts and increased headcount to accomplish the same productivity as experienced prior to the COVID-19 pandemic under our normal operations. We quantified the incremental cost attributable to the modified staffing put into place due to COVID-19 by comparing the cost of our standard staffing with our actual incurred costs due to the changes.
•Work-at-Home Training:   In response to the COVID-19 pandemic, we held work-at-home remote training. To accomplish this transition, hourly new hire employees were required to receive training regarding at-home information technology (“IT”) and telephony equipment setup. We paid the hourly new hire employees four hours for these efforts at their regular hourly wage rate and applicable fringe benefit rate.
•IT Expenses:   Additional temporary IT resources were retained, and overtime hours were incurred, for existing IT resources, in order to implement the new remote working environment designed in response to the COVID-19 pandemic.
•Janitorial Costs:   Due to the onset of the COVID-19 pandemic, we implemented an enhanced sanitation policy. The enhanced sanitation policy included special deep cleaning sessions in areas contacted by employees who had tested positive for COVID-19 and enhanced sanitation sessions through our facilities compared to the sanitation methods used prior to the COVID-19 pandemic.
We expect these costs to be phased out when the COVID-19 pandemic subsides.
See “Non-GAAP Financial Measures” for amounts related to the additional expenses due to the COVID-19 pandemic (Cost of COVID-19).
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic will impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants such as Delta); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases. We may continue to experience higher than usual costs as a result of COVID-19 for the foreseeable future.
Non-GAAP Financial Measures
We present our financial results in accordance with GAAP. However, we use certain non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. In particular, we use EBITDA and Adjusted EBITDA to assess our financial performance and also for internal planning and forecasting purposes. We believe EBITDA and Adjusted EBITDA provide investors with useful information because such metrics offer a consistent and comparable overview of our operations across historical financial periods. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation. Non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. There are limitations to the use of the non-GAAP financial measures presented in this Form 10-Q. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
The non-GAAP financial measures we present are not meant to be considered as indicators of performance in isolation from or as a substitute for measures prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net loss, are presented below. We encourage you to review our financial information in its entirety, not to rely on any single financial measure and to view the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude such items, may incur income and expenses similar to these excluded items, and include other expenses, costs, and non-recurring items. The tables below provide reconciliations of EBITDA and Adjusted EBITDA to net loss on a consolidated basis for the periods indicated.

We define EBITDA as net loss less income (loss) from discontinued operations adjusted for interest expense, income tax benefit, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted for certain items of a significant or unusual nature, including but not limited to, change in fair value contingent consideration, COVID-19 cost impacts, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss of extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and costs associated with obtaining the incremental term loans.
In addition, we measure the performance of our individual segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA is the financial measure by which management allocates resources and analyzes the performance of the reportable segments. The main difference between Segment Adjusted EBITDA and Adjusted EBITDA is that Segment Adjusted EBITDA includes add backs for sales and use tax, lower consultant utilization due to COVID-19, executive recruitment and severance costs, certain revenue adjustments, contract termination costs, and severance.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented:

	For the Three months Ended June 30, 2021	For the Three months Ended June 30, 2020	For the Six months Ended June 30, 2021	For the Six months Ended June 30, 2020
(in thousands)
Net (loss) income	$(13,143)	$(6,020)	$(14,077)	$(12,912)
Less (loss) income from discontinued operations, net of tax	—	7	—	42
Net (loss) income from continuing operations	(13,143)	(6,027)	(14,077)	(12,954)
Interest expense	6,394	4,647	11,861	8,917
Income tax benefit	(5,166)	(1,537)	(6,173)	(2,800)
Depreciation and amortization expense	7,823	6,950	15,194	13,791
EBITDA	(4,092)	4,033	6,805	6,954
Change in fair value of contingent consideration(1)	96	—	96	—
Cost of Covid-19(2)	1,127	3,654	2,311	4,518
Non-cash stock compensation expense(3)	1,083	703	2,073	3,926
Transaction related costs(4)	1,556	52	2,642	197
Acquisition bonus expense – HealthScape and Pareto acquisition(5)	96	513	289	994
Loss on extinguishment of debt(6)	5,015	—	5,015	—
Director and officer prior act liability insurance policy(7)	7,861	—	7,861
Other(8)	2,464	381	3,978	543
Adjusted EBITDA	$15,206	$9,336	$31,070	$17,132
________________________
(1)Change in fair value of contingent consideration is composed of two components: earn-out liability and holdback liability. The earn-out liability resulted from the HealthScape Advisors and Pareto Intelligence acquisition that closed on November 16, 2018. A portion of the purchase price was in the form of a contingent consideration payable to the sellers based on certain adjusted revenue performance targets for the years ended December 31, 2019 and December 31, 2020. On September 4, 2019, in connection with the TPG acquisition, the Merger Agreement with TPG included provisions to pay the sellers additional consideration if the payments relating to the earn-outs assumed in the acquisition fell below a certain threshold. The maximum holdback payments are $7.5 million and $17.5 million for HealthScape Advisors and Pareto Intelligence, respectively. The earn-out liability and holdback liabilities are re-measured to fair value at each reporting date until the contingency is resolved. For the year ended December 31, 2020, the applicable revenue targets for the Pareto Intelligence earn-out payments were not met. During the three months ended June 30, 2021, we made a final payment of $13.1 million to the sellers in connection with the Merger and a $7.5 million final payment to HealthScape Advisors.
(2)Due to significant volatility to the markets, as well as business and supply chain disruptions, we incurred several additional expenses due to the COVID-19 pandemic, including: (i) higher pricing from vendors due to supply chain disruptions, product shortages and increases in shipping costs, (ii) higher employee costs due to premium pay and hazard pay for our employees and enhanced sick pay due to illness and quarantine protocols, (iii) costs related to early hiring of employees due to social distancing and work at home protocols, (iv) COVID-19 training costs, (v) overtime costs for IT personnel to setup eligible employees to work from home and temporary resources, (vi) IT costs due to the change in the work environment and (vii) janitorial costs due to enhanced COVID-19 protocols. The expenses are included in cost of services and cost of products on our statements of operations and comprehensive (loss) income. See “COVID-19 Pandemic” above for additional information related to these expenses.
(3)Represents non-cash stock-based compensation expense in connection with the stock options that have been granted to employees and non-employees. It is included in selling, general, and administrative expenses on our statements of operations and comprehensive (loss) income.
(4)Transaction-related expenses primarily consist of public company readiness costs as well as expenses for corporate development, such as mergers and acquisitions activity that did not proceed.
(5)In conjunction with the HealthScape Advisors and Pareto Intelligence acquisitions, the previous shareholders set aside funds for an incentive compensation plan for employees who remained post acquisition. The costs are expensed on a monthly basis and funded through an escrow account which was established on the closing date and is included in restricted cash on our consolidated balance sheets. The expense is included in selling, general, and administrative expenses on our statements of operations and comprehensive (loss) income.
(6)The loss on extinguishment of debt was recognized for the prepayment of outstanding indebtedness.
(7)In connection with the IPO, we made a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021.
(8)Other includes other individual adjustments related to legal fees associated with obtaining the incremental loans, severance costs incurred as a result of eliminating certain positions, management service agreement termination fee and management fees. All costs are included in selling, general, and administrative expenses on our statements of operations and comprehensive (loss) income.
Components of Results of Operations
Revenue
We generate revenue from contracts with our clients within our two operating segments: Technology Enabled Solutions and Advisory Services.
Through our Technology Enabled Solutions segment, we primarily provide technology solutions and services to assist our clients with workflows across product development, member experience, clinical management, core operations, business intelligence, and analytics. Through our Advisory Services segment, we provide fixed or variable fee arrangements to assist clients in the design and management of government and commercial health plans. Our revenue includes both product revenue and service arrangements.
Products revenue consists of technology enabled solutions for supplemental benefits to members through their Medicare Advantage plans. This includes supplemental benefit products, administration, fulfillment, and shipment of eligible product, as well as catalog development and distribution. Revenue is derived from supplemental benefit membership, supplemental benefit dollars, and member utilization of the benefits.
Services revenue consists of:
•Technology-based Medicare plan administration services including eligibility and enrollment processing, member services, premium billing and payment processing, reconciliation and other related services. Our solutions are primarily priced on a recurring per member per month (PMPM) fees, annual software license fees, and transaction-based fees.

•Value based payment assurance solutions, including payment tools and data analytics, that improve revenue accuracy and gaps in quality, clinical care, and compliance. Our value-based solutions are primarily priced on an annual subscription fee, shared savings or fee-based engagement. Advisory (consulting) services that support health plan operations and drive business model evolution. Our Advisory services are priced on a fixed-fee or time and materials basis.
Operating Expenses
Costs of products consist of the value of supplemental benefit products, shipping and handling costs to acquire and to deliver the product to our clients; personnel costs including salaries, wages, overtime, benefits; facility costs and overhead allocation covering information technology, telecommunications costs, and other costs specifically identified to the shipment of our products.
Costs of services consist of all costs directly attributable to service revenue generation activities as outlined in contracts with our clients. Our largest components in costs of services are personnel costs, including salaries, wages, overtime, benefits, and discretionary bonus; facility costs and overhead allocation covering information technology, telecommunications costs, and other costs needed in the delivery of our services.
Selling general and administrative expenses (“SG&A”) include corporate management and governance functions comprised of general management, legal, accounting, financial reporting, human resource, sales, marketing, and other costs not directly associated with revenue generation activities, including those involved with developing new service offerings. SG&A includes salaries, bonuses, and related benefits. SG&A also includes all general operating expenses, including, but not limited to, rent and occupancy costs for non-revenue generating activities, telecommunications costs, information technology infrastructure, and operations costs, software licensing costs, advertising and marketing expenses, insurance expenses, professional services and consulting expenses.
Depreciation and amortization includes depreciation expense of property and equipment, including leasehold improvements, computer equipment, furniture and fixtures and software and amortization expense of capitalized internal-use software and software development costs, customer relationships, acquired software and certain trade names.
Transaction related costs primarily consist of professional services incurred in connection with public company readiness costs, as well as expenses for corporate development such as mergers and acquisitions activity.
Other Income (Expense)
Other Income (expense) is composed of:
•Interest income. Interest income consists of interest on cash and cash equivalents.
•Interest expense. Interest expense consists of accrued interest and related payments on our outstanding term loans and revolving loans, as well as the amortization of debt issuance costs associated with our debt. Interest expense also includes interest on our sales tax accrual.
•Change in fair value of contingent consideration. Contingent consideration is composed of two components: earn-out liabilities and holdback liabilities. The earn-out liability resulted from the HealthScape Advisors and Pareto Intelligence acquisition on November 16, 2018. A portion of the purchase price was in the form of a contingent consideration payable to the sellers based on certain adjusted revenue performance target for the year ended December 31, 2019 and the year ended December 31, 2020. On September 4, 2019, in connection with the Merger, the merger agreement included provisions to pay additional consideration to the sellers if the payments relating to the earn-outs assumed in the Merger fell below a certain threshold. The maximum holdback payments were $7.5 million and $17.5 million for HealthScape Advisors and Pareto Intelligence, respectively. The earn-out liability and holdback liabilities are re-measured to fair value at each reporting date until the contingency is resolved. For the year ended December 31, 2020, the applicable revenue targets for the Pareto Intelligence earn-out payments were not met. During the three months ended June 30, 2021, we made a final payment of $13.1 million to the sellers in connection with the Merger and a $7.5 million final payment to HealthScape Advisors.

Results of Operations
Comparison of the Three Months Ended June 30, 2021, and 2020
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended June 30,		Change
	2021	2020	$	%
Net revenues:
Services	$42,284	$33,123	$9,161	28%
Products	32,964	28,439	4,525	16%
Net revenues	75,248	61,562	13,686	22%
Operating expenses:
Cost of services	20,785	20,067	718	4%
Cost of products	22,299	18,429	3,870	21%
Selling, general and administrative	29,589	18,982	10,607	56%
Depreciation and amortization	7,823	6,950	873	13%
Transaction related costs	1,556	52	1,504	2,892%
Change in fair value of contingent consideration	96	—	96	100%
Total operating expenses	82,148	64,480	17,668	27%
Operating income (loss)	(6,900)	(2,918)	(3,982)	136%
Other income (expense):
Interest income	—	1	(1)	—%
Loss on extinguishment of debt	(5,015)	—	(5,015)	100%
Interest expense	(6,394)	(4,647)	(1,747)	38%
Total other expense, net	(11,409)	(4,646)	(6,763)	146%
Loss from continuing operations before income taxes	(18,309)	(7,564)	(10,745)	142%
Income tax benefit	5,166	1,537	3,629	236%
Net loss from continuing operations	(13,143)	(6,027)	(7,116)	118%
Income from discontinued operations, net of tax	—	7	(7)	(100)%
Net loss	$(13,143)	$(6,020)	$(7,123)	118%
Net Revenues
Services Revenue
Services revenue was $42.3 million and $33.1 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The $9.2 million increase is driven by $4.8 million in services revenue attributable to our Technology Enabled Solutions segment largely due to increased support to our existing clients; and $4.4 million in our Advisory Services segment due to strong sales and higher consultant utilization.
Products Revenues
Products revenue was $33.0 million and $28.4 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $4.5 million in products revenue was primarily attributable to an increase in the total benefit amount provided by our health plan clients and increase in new members.
Operating Expenses
Cost of Services
Cost of services was $20.8 million and $20.1 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $0.7 million is primarily attributable to higher staffing levels to handle increased support to our existing clients.

Cost of Products
Cost of products was $22.3 million and $18.4 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $3.9 million was attributable to the additional costs incurred to service the growth in new members, higher product costs, and additional labor costs due to higher staffing levels to handle increased interactions with members.
Selling, General, and Administrative
Selling, general, and administrative was $29.6 million and $19.0 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $10.6 million was primarily due to a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy in connection with the IPO. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021. In addition, the increase was due to a one-time $2.3 million termination fee of the management service contract with TPG. The management service contract was terminated as a result of the IPO.
Depreciation and Amortization
Depreciation and amortization was $7.8 million and $7.0 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $0.9 million in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $1.6 million and $0.1 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $1.5 million in transaction related costs is due to costs associated with the public company readiness.
Other Income (Expense)
Loss on extinguishment of debt
The loss on extinguishment of debt of $5.0 million was recognized for the prepayment of outstanding indebtedness. The Company used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under its credit agreement. The loss included unamortized financing costs of $3.4 million and prepayment premium of $1.6 million.

Interest Expense
Interest expense was $6.4 million and $4.6 million for the three months ended June 30, 2021, and June 30, 2020, respectively. The increase of $1.7 million was due to net incremental borrowings under our increased credit facility.
Segment Information
Our reportable segments have been determined in accordance with Accounting Standards Codification Topic 280, Segment Reporting. We have two reportable segments: Technology Enabled Solutions and Advisory Services. We evaluate the performance of each of our two operating segments based on segment revenue and Segment Adjusted EBITDA.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy, and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and costs associated with obtaining the incremental term loans.
See Note 17. Segment Information, to the notes accompanying our financial statements.
The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to our financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
(in thousands)	Dollars	% of Total	Dollars	% of Total
Revenue
Technology Enabled Solutions	$61,366	82%	$52,103	85%
Advisory Services	13,882	18%	9,459	15%
Total	$75,248	100%	$61,562	100%
Segment Adjusted EBITDA
Technology Enabled Solutions	$15,877	75%	$13,229	89%
Advisory Services	5,264	25%	1,588	11%
Total	$21,141	100%	$14,817	100%
Segment Revenues
Technology Enabled Solutions revenue was $61.4 million and $52.1 million for the three months ended June 30, 2021, and 2020, respectively. The increase of $9.3 million was driven by an increase of: (i) $4.5 million of health plan management, software solutions and data analytics subscriptions, to existing clients, (ii) an increase of $1.3 million of products shipped due to higher membership, and (iii) $3.5 million due to higher product volume.
Advisory revenue was $13.9 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $4.4 million was driven by higher demand for our consulting services compared to previous quarters which were more negatively impacted by COVID-19.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $15.9 million and $13.2 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $2.6 million in Segment Adjusted EBITDA was primarily due to the flow through of increased revenue.
Advisory Segment Adjusted EBITDA was $5.3 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $3.7 million Segment Adjusted EBITDA is attributable to flow through of consulting services demand and increased utilization of our consultants.

Comparison of the Six Months Ended June 30, 2021, and 2020
The following table sets forth our results of operations for the periods indicated:

	For the Six Months Ended June 30,		Change
	2021	2020	$	%
Net revenues:
Services	$85,811	$67,607	$18,204	27%
Products	72,069	58,698	13,371	23%
Net revenues	157,880	126,305	31,575	25%
Operating expenses:
Cost of services	44,806	39,642	5,164	13%
Cost of products	48,826	39,417	9,409	24%
Selling, general and administrative	49,690	40,102	9,588	24%
Depreciation and amortization	15,194	13,791	1,403	10%
Transaction related costs	2,642	197	2,445	1,241%
Change in fair value of contingent consideration	96	—	96	100%
Total operating expenses	161,254	133,149	28,105	21%
Operating income (loss)	(3,374)	(6,844)	3,470	(51)%
Other income (expense):
Interest income	—	7	(7)	(100)%
Loss on extinguishment of debt	(5,015)	—	(5,015)	100%
Interest expense	(11,861)	(8,917)	(2,944)	33%
Total other expense, net	(16,876)	(8,910)	(7,966)	89%
Loss from continuing operations before income taxes	(20,250)	(15,754)	(4,496)	29%
Income tax benefit	6,173	2,800	3,373	120%
Net loss from continuing operations	(14,077)	(12,954)	(1,123)	9%
Income from discontinued operations, net of tax	—	42	(42)	(100)%
Net loss	$(14,077)	$(12,912)	$(1,165)	9%
Net Revenues
Services Revenue
Services revenue was $85.8 million and $67.6 million for the six months ended June 30, 2021, and June 30, 2020, respectively, an increase of $18.2 million. Increases of $10.8 million in services revenue attributable to our Technology Enabled Solutions segment were largely driven by increased support to our existing clients; and increase of $7.4 million in our Advisory Services segment due to strong sales and higher consultant utilization.
Products Revenues
Products revenue was $72.1 million and $58.7 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $13.4 million in products revenue was primarily attributable to an increase in the total benefit amount provided by our health plan clients and an increase in total members.
Operating Expenses
Cost of Services
Cost of services was $44.8 million and $39.6 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $5.2 million is primarily attributable to higher staffing levels to handle increased support to our existing clients.

Cost of Products
Cost of products was $48.8 million and $39.4 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $9.4 million was attributable to the additional costs incurred to service the growth in new members, including costs incurred in providing current product availability information to members, additional labor costs to develop and implement technology enhancements, as well as higher staffing levels to handle increased interactions with members. In addition, the negative impact of COVID-19 resulted in higher pricing from vendors due to supply chain disruptions. Further, labor costs increased due to certain state-mandated increases in the minimum wage.
Selling, General, and Administrative
Selling, general, and administrative was $49.7 million and $40.1 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $9.6 million was primarily due to a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy in connection with the IPO. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021. In addition, the increase was due to higher management fees for TPG as a result of the one-time termination fee of the management service agreement and the fee to arrange the 2021 incremental loan. The increase was offset in part by lower stock compensation expense.
Depreciation and Amortization
Depreciation and amortization was $15.2 million and $13.8 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $1.4 million in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $2.6 million and $0.2 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $2.4 million in transaction related costs is due to costs associated with the public company readiness.
Other Income (Expense)
Interest Income
Interest income consists primarily of bank interest and was de minimis for the periods presented.
Loss on extinguishment of debt
The loss on extinguishment of debt of $5.0 million was recognized for the prepayment of outstanding indebtedness. The Company used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under its credit agreement. The loss included unamortized financing costs of $3.4 million and prepayment premium of $1.6 million.
Interest Expense
Interest expense was $11.9 million and $8.9 million for the six months ended June 30, 2021, and June 30, 2020, respectively. The increase of $2.9 million was due to net incremental borrowings under our increased credit facility.
Segment Information
Our reportable segments have been determined in accordance with Accounting Standards Codification Topic 280, Segment Reporting. We have two reportable segments: Technology Enabled Solutions and Advisory Services. We evaluate the performance of each of our two operating segments based on segment revenue and Segment Adjusted EBITDA.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy, and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and costs associated with obtaining the incremental term loans.
See Note 17. Segment Information, to the notes accompanying our financial statements.

The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to our financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
(in thousands)	Dollars	% of Total	Dollars	% of Total
Revenue
Technology Enabled Solutions	$130,949	83%	$106,794	85%
Advisory Services	26,931	17%	19,511	15%
Total	$157,880	100%	$126,305	100%
Segment Adjusted EBITDA
Technology Enabled Solutions	$32,253	79%	$25,108	92%
Advisory Services	8,602	21%	2,269	8%
Total	$40,855	100%	$27,377	100%
Segment Revenues
Technology Enabled Solutions revenue was $130.9 million and $106.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $24.2 million was driven by: (i) $10.9 million of health plan management, software solutions and data analytics solutions, (ii) an increase of $2.2 million of products shipped due to higher membership, and (iii) $11.1 million due to higher product volume.
Advisory revenue was $26.9 million and $19.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $7.4 million was driven by higher demand for our consulting services and higher consultant utilization compared to previous quarters which were more negatively impacted by COVID-19.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $32.3 million and $25.1 million for the six months ended June 30, 2021, and 2020, respectively. The increase of $7.1 million in Segment Adjusted EBITDA was primarily due to the flow through of increased revenue.
Advisory Segment Adjusted EBITDA was $8.6 million and $2.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $6.3 million Segment Adjusted EBITDA is attributable to flow through of consulting services demand and increased utilization of our consultants.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings available under our Credit Agreement. As of June 30, 2021, we had unrestricted cash and cash equivalents of $21.4 million, and as of June 30, 2021, our total indebtedness was $192.6 million.
We are a holding company that transacts substantially all of our business through our operating subsidiaries. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations, and pay taxes and operating expenses is largely dependent on dividends or other distributions from our subsidiaries, whose ability to pay such distributions to us is restricted, subject to certain exceptions, pursuant to the terms of the Credit Agreement. Covenants contained in the Credit Agreement may restrict our operating subsidiaries from issuing dividends and other distributions to us.
Our principal liquidity needs have been, and we expect them to continue to be, working capital and general corporate needs, debt service, capital expenditures and potential acquisitions. Our capital expenditures for property and equipment to support growth in the business were $4.2 million and $1.4 million for the six months ended June 30, 2021, and 2020, respectively. Additional expenditures for software development were $2.8 million and $2.3 million for the six months ended June 30, 2021, and 2020, respectively.
We believe that our primary sources of liquidity, including our cash and cash equivalents, cash provided by operating activities and borrowing capacity under our Credit Agreement, will be sufficient to meet our liquidity needs for at least the next

12 months. We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of additional indebtedness, the issuance of additional equity, or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. See “Risk Factors.”
Cash Flows Information
The following table presents a summary of cash flows for the periods presented:

(in thousands)	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Net cash (used in) provided by operating activities	$(21,073)	$8,049
Net cash used in investing activities	$(6,251)	$(6,600)
Net cash provided by financing activities	$3,298	$11,610
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021, was $21.1 million compared to $8.0 million of net cash provided by operating activities for the six months ended June 30, 2020.
Net loss was $(14.1) million for the six months ended June 30, 2021, as compared to $(12.9) million for the six months ended June 30, 2020. The net loss for the six months ended June 30, 2021, included $7.9 million for director and officer prior acts insurance premium, $5.0 million of expense related to the June 2021 extinguishment of debt and $2.3 million related to the one-time termination of a management service agreement with TPG. Non-cash items were $17.4 million for the six months ended June 30, 2021, as compared to $14.9 million for the six months ended June 30, 2020.
The effect of changes in operating assets and liabilities was a cash decrease of $24.4 million for the six months ended June 30, 2021, as compared to a cash increase of $6.0 million for the six months ended June 30, 2020. The most significant drivers contributing to this net decrease of $30.4 million relates to the following:
•Final contingent consideration payments of $10.3 million related to the holdback liability associated with the TPG merger (see Note 2 for details);
•An increase related to inventory of $4.4 million consistent with our increase in Products revenue; and
•A net decrease related to prepaid expenses and other assets of $3.8 million; and
•A net decrease related to accounts payable and accrued expenses of $21.2 million primarily due to a reduction in our days payable outstanding and payments related to public readiness costs and ERP implementation costs.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021, was $6.3 million compared to $6.6 million for the six months ended June 30, 2020.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021, was $3.3 million compared to $11.6 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, net cash provided by financing activities was primarily attributable to net IPO proceeds of $146.1 million and net proceeds from issuance of debt of $75.9 million offset in part by $74.5 million special dividend paid in February 2021, $133.9 million repayment of term loans and associated prepayment premiums, and $10.3 million contingent consideration payments related to the holdback liability associated with the TPG and the earn-out liability associated with HealthScape Advisors. During the six months ended June 30, 2020, net cash provided by financing activities was primarily attributable to net proceeds from issuance of debt of $23.9 million offset in part by $1.2 million repayment of term loan, and $11.0 million contingent consideration payments related to the earn-out liability associated with HealthScape Advisors and Pareto Intelligence.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2021. The principal commitments consisted of obligations under outstanding operating leases for office facilities, capital leases related to copy machines and our long-term debt. The amount of the obligations presented in the table summarizes as of June 30, 2021, the commitments to settle contractual obligations in cash for the periods presented.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5years
Operating lease obligations	$37,783	$4,668	$14,099	$11,087	$7,929
Capital lease obligations	1,348	213	931	204	—
Long-term debt obligations(1)	192,631	—	—	—	192,631
Purchase commitments	1,273	1,273	—	—	—
Total contractual obligations	$233,035	$6,154	$15,030	$11,291	$200,560
________________________
(1)Includes the term loans under our Credit Agreement.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements, as defined in Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively.
During the six months ended June 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Use of Estimates” in the Prospectus.
Recent Accounting Pronouncements
See Note 2 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Emerging Growth Company Status
Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We intend to take advantage of the exemption for complying with new or revised accounting standards within the same time periods as private companies. Accordingly, the information contained herein may be different than the information you receive from other public companies.
We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any clients was minimal as of June 30, 2021, based on the lack of collection issues in the past and the high financial standards we require of clients. As of June 30, 2021, two clients accounted for 12.1% and 19.2% of total accounts receivable.
Interest Rate Risk
As of June 30, 2021, we had cash of $21.3 million deposited in non-interest bearing accounts at a major bank with limited to no interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
In July 2017, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. The expected discontinuation, reform, or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. See “Risk Factors — Risks Related to Our Capital Structure, Indebtedness and Capital Requirements — Changes in the method for determining LIBOR or the elimination of LIBOR could affect our business, results of operations or financial condition” for additional information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2021.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures.
Previously Disclosed Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Registration Statement on Form S-1 (File No. 333-256370), we identified the following material weaknesses in our internal control over financial reporting:
•We did not design and maintain an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Additionally, we did not design control activities to adequately address identified risks or operate at a sufficient level of precision that would identify material misstatements to our financial statements and did not design and maintain formal documentation of accounting policies and procedures nor did we maintain sufficient evidence to support the operation of key control procedures. Specifically, we did not design and maintain controls to ensure (i) the appropriate segregation of duties within our financial reporting function, including the preparation and review of journal entries and (ii) account reconciliations and balance sheet and income statement fluctuation analyses were reviewed at the appropriate level of precision.
•We also did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privilege access to financial applications, programs, and data to appropriate Company personnel.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Accordingly, management has determined these deficiencies in the aggregate constitute material weaknesses.
These material weaknesses resulted in adjustments in our 2019 and 2020 financial statements primarily related to revenues recognized from contracts with customers that were recognized in the improper periods, the accrual of certain compensation related costs, and the misstatement of income tax benefit related to the treatment of certain deferred tax positions. The material weaknesses described above could result in misstatements of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
Remediation Efforts to Address Material Weaknesses
With the oversight of the Audit Committee of our Board of Directors, we have designed and begun to implement a remediation plan to remediate the material weaknesses described above. Accordingly, our remediation activities include the following measures:
•Selected a new Enterprise Resource Planning (“ERP”) system, Workday, which is expected to be implemented on January 1, 2022, to replace legacy, decentralized financial reporting systems resulting in more robust financial reporting, centralized control activities and appropriate segregation of duties.
•Realigning certain decentralized and non-standardized processes for shared service functions for appropriate segregation of duties to adequately support our financial reporting function.
•Formalizing policies and procedures over accounting areas.
•Providing mandatory training for individuals involved with internal control over financial reporting.
In addition, management continues to enhance its controls to include refinements and improvements with respect to the deficiencies identified over the preparation and review of journal entries, account reconciliations and balance sheet and income statement fluctuation analyses to ensure that level of managerial review and related supporting evidence are appropriate.
We will monitor the effectiveness of our remediation efforts and will refine our remediation plan as appropriate. In addition, we will report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings incidental to the conduct of our business. The results of legal proceedings are inherently unpredictable and uncertain. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.
Regardless of the outcome, legal proceedings have the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See “Risk Factors — General Risks — We may become involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us and our reputation.”
Solis Litigation
On July 11, 2017, Ronnie Kahululani Solis (“Solis”) filed suit in the Los Angeles Superior Court against one of our former subsidiaries, Gorman Health Group, LLC (“Gorman”), which merged into Convey Health Solutions, Inc. effective September 1, 2020, for damages for negligence and negligence per se arising out of an incident that occurred on March 3, 2017. Solis alleged damages in excess of $6.0 million stemming from an accident involving a vehicle and a motorcycle. The vehicle was being operated by a Gorman employee in the scope of his employment. In July 2021, the parties reached an agreement to settle the claim for $1.2 million.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-Q, including our financial statements and related notes appearing elsewhere in this Form 10-Q and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, if they occur, or other events, developments or risks not presently known to us or that we current deem immaterial, could materially affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

Summary Risk Factors
The following is a summary of some of the principal risks we face.

Risks Related to Our Business and Industry
• Our ability to retain our existing clients or attract new clients, and sell additional solutions and services to our clients.
• Our dependence on a small number of clients for a substantial portion of our total revenue.
• Our growth prospects may be limited if our clients’ growth prospects are limited or if the size of the total addressable markets in which we compete or expect that we may compete in the future contract or grow at materially lower rates than are currently expected.
• Our ability to achieve or maintain profitability in light of our history of net losses and our anticipation that we will increase expenses in the future.
• Federal reductions in Medicare Advantage funding.
• Significant consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services we offer.
• The limiting operating history we have with certain of our solutions, particularly in light of our recent history of expanding our business through acquisitions.

• A failure to deliver high-quality member management services to our clients’ members.
• The significant competition we face from healthcare services and technology companies.
• Risks related to acquisitions of other businesses or technologies and other significant transactions.
• Increases in labor costs, including due to changing minimum wage laws, and an overall tightening of the labor market.
• The long and unpredictable sales and integration cycles for our solutions.
• An economic downturn or volatility, including as a result of the ongoing COVID-19 pandemic.
• Our ability to achieve market acceptance of new or updated solutions and services.
• Our reliance on third parties for certain components of our business.
• Our quarterly results of operations may fluctuate significantly due to seasonality.
• Our ability to achieve or maintain adequate utilization and suitable billing rates for our consultants, and our ability to deliver our services to our clients.

Risks Related to Governmental Regulation
• Recent and future developments in the Medicare Advantage market or the healthcare industry generally, including with respect to changing laws and regulations.
• The actual or perceived failure by us to comply with applicable laws, regulations and standards relating to data privacy and security.

Risks Related to Information Technology, Data Privacy and Intellectual Property
• Security breaches, failures or other disruptions of the information technology systems used in our business operations and of the sensitive information we collect, process, transmit, use and store.
• Disruptions in service, and other software and systems failures, affecting us and our vendors.
• Our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights.
• Our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties.

Risks Related to Our Capital Structure, Indebtedness and Capital Requirements
• Our substantial indebtedness could adversely affect our financial condition.
• The terms of our indebtedness restrict our current and future subsidiaries.

Risks Related to Our Common Stock
• We have identified material weaknesses in our internal control over financial reporting and we may fail to remediate these material weaknesses, and our internal control over financial reporting may not be effective.
• We are a “controlled company” and our principal stockholder, TPG, will continue to have significant influence over us.
Risks Related to Our Business and Industry
If we are unable to retain our existing clients or attract new clients, and sell additional solutions and services to our clients, our business, results of operations or financial condition would be adversely affected.
Our success depends substantially upon the retention of the existing clients that utilize our solutions and services, which include technology-based solutions and software advisory and analytics services, the attraction of new clients and our ability to sell additional solutions and services to our clients. We may not be able to retain our existing clients, attract new clients or sell additional solutions and services to our clients, if we are unable to provide solutions and services that existing or prospective clients believe address the key challenges they face in effectively managing their health plans or if our clients find our solutions and services unnecessary, unattractive or cost-ineffective. Our success in retaining and attracting clients will also depend, in part, on our ability to innovate successfully and be responsive to changes in the healthcare industry, technological developments, pricing pressures and changing business models.
To remain competitive in the evolving healthcare technology services markets, we must continuously upgrade our existing solutions and services and develop and introduce new and innovative solutions and services on a timely basis. Future advances in healthcare technology services could lead to new technologies, products or services that are competitive with our existing solutions and services, resulting in pricing pressures or rendering such solutions and services obsolete or otherwise not competitive. In addition, our ability to integrate these software solutions into clients’ existing health plan infrastructures could be challenged, which may impair our ability to retain clients and harm our reputation with existing and prospective clients. We also may not be able to retain or attract clients if our solutions contain errors or otherwise fail to perform properly, if our pricing structure is not competitive or if we are unable to renegotiate client contracts upon expiration.
Our revenue depends, in part, on our ability to maintain high client revenue retention rates and our future growth depends, in part, on attracting new clients and selling additional solutions and services to our clients. In addition, the costs associated with generating revenue can vary by the solution and, depending on the solution or service, or mix of solutions or services, utilized by particular clients, there may be substantial variation in the gross margins across our client base. If we are unable to maintain client retention rates, attract new clients or sell additional solutions and services to our clients, our business, results of operations or financial condition would be adversely affected.
Our client base is highly concentrated and we currently depend on a small number of clients for a substantial portion of our total revenue, and this concentration exposes us disproportionately to effects from altered contracts with these clients.
We derive a large portion of our total revenue from a limited number of key clients. For the six months ended June 30, 2021, our two largest clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 23.6% and 19.9% of our total revenue, respectively, or collectively 43.5% of our total revenue during this period. During this same period, these two clients accounted for 12.1% and 19.2% of our total accounts receivable, respectively, or collectively 31.4% of our total accounts receivable. For the fiscal year ended December 31, 2020, these same clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 28.6% and 17.8% of our total revenue, respectively, or collectively 46.4% of our total revenue during this period. During this same period, these two clients accounted for 15.0% and 6.8% of our total accounts receivable, respectively, or collectively 21.8% of our total accounts receivable.
We typically enter into a master service agreement with clients in our Technology Enabled Solutions segment, which provides a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement. Contracts with our top clients in our Technology Enabled Solutions segment, including our top two clients, typically have stated terms of one to six years, and many of our contracts with these clients renew automatically. However, our clients, including our top two clients, have no obligation to renew such contracts, and may seek to renegotiate terms less advantageous to us in advance of renewal, may renew with a reduced scope of services, may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts or may terminate their agreements (with or without cause) prior to such agreements’ expiration dates, generally without penalty. The occurrence of any of these events could reduce our revenue from these clients. In addition, our clients must adhere to extensive and oftentimes changing regulatory requirements and may from time to time be subject to sanctions or other penalties from the CMS or other government entities for failure to maintain compliance with all applicable requirements. Sanctions and other penalties levied on our clients from CMS or other government entities may negatively impact our clients’ business practices and our clients’ businesses generally, which could impact our relationships with these clients and reduce our revenue from these clients. Furthermore, some of our top clients are, and may in the future be, involved in litigation relating to the administration of their health plans or otherwise relating to their business practices. This type of litigation could have a material impact on some of our clients’ businesses and, as a result, may negatively impact our relationships with our clients and the demand for our services.
We expect to continue to derive a substantial portion of our total revenue from a limited number of key clients. The concentration of a substantial portion of our business with a limited number of clients exposes us disproportionately to effects resulting from altered contracts with these clients or fewer client relationships (whether as a result of the termination of client relationships, client consolidation, impacts stemming from changed business practices at our clients as a result of sanctions, penalties or litigation or for other reasons). If we become dependent on altered contracts with clients, or fewer client relationships, we may become more vulnerable to adverse changes in our relationships with clients, and our business, results of operations or financial condition may suffer.

Our growth prospects may be limited, and our business, results of operations or financial condition may be adversely affected, if our clients’ growth prospects are limited or if the size of the total addressable markets in which we compete or expect that we may compete in the future contract or grow at materially lower rates than are currently expected.
The future growth and success of our business depends, in part, on the ability of our key clients to grow their businesses. If our clients do not continue to grow their businesses, whether as a result of factors affecting the healthcare industry in general or reasons specific to any of our clients, such as a decision by our clients to reduce the number of benefits available to their members, overall demand for our solutions and services could decrease, which would have an adverse effect on our business, results of operations or financial condition.
In addition, the future growth and success of our business depends, in part, on the size of the total addressable markets in which we compete or expect that we may compete in the future. For example, we have primarily tailored our business and the solutions and services we offer to the Medicare Advantage market, which has recently experienced strong growth and enrollment trends. U.S. government and third-party industry sources have projected that Medicare Advantage will continue to see increased member enrollment due to many factors, including the growing share of individuals in the U.S. eligible for Medicare enrollment, the increasing tendency for these individuals to choose Medicare Advantage plans over traditional Medicare plans and a shift in the healthcare industry towards a value-based care model and away from a fee-for-service model. However, market size estimates and growth forecasts related to the Medicare Advantage and other markets are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. If these or other assumptions related to the size of the Medicare Advantage market and other markets in which we compete or expect we may compete in the future and the forecasted growth in such markets prove inaccurate, our growth prospects may be limited, and our business, results of operations or financial condition would be adversely affected. Further, even if the markets in which we compete meet our size estimates and forecasted growth, our business could fail to grow at rates similar to those at which it has historically grown, if at all.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.
We have incurred net losses during our history. We incurred net losses of $(8.1) million for the six months ended June 30, 2021, and $(6.5) million for the year ended December 31, 2020. Our accumulated deficit as of June 30, 2021 was $31.4 million.
We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We anticipate our losses may continue as we expect to invest in increasing our platform capabilities, expanding our operations, hiring additional employees and operating as a public company. These efforts may prove more costly than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from revenue from our solutions and services and the incurrence of indebtedness. Although our cash flow from operations was positive for the year ended December 31, 2020, we may not generate positive cash flow from operations or profitability in any given period, and our limited operating history may make it difficult for you to evaluate our current business and future prospects.
Investments in our business may be more costly than we expect, and, if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our business, results of operations or financial condition. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations or financial condition would be adversely affected. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Federal reductions in Medicare Advantage funding could adversely affect our business, results of operations or financial condition.
The majority of our revenues are derived from our contractual arrangements with health plan clients who participate in the government subsidized Medicare Advantage program. Medicare Advantage is a federally-administered program financed by federal funds. Medicare Advantage spending has increased rapidly in recent years, becoming a significant component of the federal budget. This, combined with slower state revenue growth, has led the federal government to institute measures aimed at controlling the growth of healthcare spending, including Medicare Advantage spending, and in some instances reducing aggregate healthcare spending, including Medicare Advantage spending. For example, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012

(“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, future levels of funding for Medicare Advantage may be affected by continuing government efforts to contain healthcare costs and may further be affected by federal budgetary constraints. Congress periodically considers reducing or reallocating the amount of money it spends for healthcare programs, including the Medicare Advantage program. Adverse economic conditions may put pressures on federal budgets as tax and other federal revenues decrease while the population that is eligible to participate in Medicare Advantage programs increases, creating more need for funding. This may require CMS to find funding alternatives, which may result in reductions in funding for the Medicare Advantage program or contraction of covered benefits. Reductions in funding for the Medicare Advantage program may impact our health plan clients’ business operations, and may lead our health plan clients to reduce the number of Medicare Advantage health plans and the variety and level of benefits offered through such plans. Reductions in funding may also lead to decreased membership in Medicare Advantage health plans, or cause membership to grow at lower levels than we currently expect. Changes to our clients’ business operations stemming from reductions in Medicare Advantage funding, including if such changes result in decreased health plan membership or reduced benefits levels, could adversely affect our business, results of operations or financial condition.
Significant consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services that we offer, could adversely alter our relationships with clients and harm our business, results of operations or financial condition.
The healthcare industry in the United States has experienced significant consolidation in recent years. Many healthcare organizations, including some of our clients, have consolidated to create larger enterprises with greater market power. This consolidation trend could give the resulting enterprises greater bargaining power, which may lead to downward price pressure on our solutions or services, or less demand for them, or both. Consolidation in the health insurance industry, particularly involving any of our key clients, could cause a loss of, or changes in, our relationship with that client and may reduce or eliminate our revenue from that client if our solutions and services are no longer utilized by that client at all or in the same capacity as they were utilized prior to the consolidation. For example, if one of our existing clients combines with another healthcare organization that does not use our services, we generally will be required to compete to retain our existing client’s business. In the future, due to this consolidation, we may be faced with a reduced number of potential clients and derive a greater portion of our revenue from a more concentrated number of clients as our business and the healthcare industry evolve. Any of these effects could harm our business, results of operations or financial condition.
In addition, we face substantial competition from many healthcare services and technology companies, including the growing presence of large technology companies entering the healthcare market. See “— We face significant competition, which may harm our business, results of operations or financial condition.” Some of our existing clients compete with us, or may do so in the future by electing to perform internally any of the business processes our solutions address, either because they believe they can provide such processes more efficiently internally or otherwise. As a result, we may lose such clients, or the volume of our business with such clients may be reduced, which could harm our business, results of operations or financial condition.
Our revenue would be adversely affected if we are unable to maintain currently existing levels of business with any of our key clients and if we are unable to offset any loss of business with alternative clients. We expect to continue to derive a substantial portion of our total revenue from a limited number of key clients, and any impairment of our relationship with, or the material financial impairment of, these clients could adversely affect our business, results of operations or financial condition. See “— Our client base is highly concentrated and we currently depend on a small number of clients for a substantial portion of our total revenue, and this concentration exposes us disproportionately to effects from altered contracts with these clients.”
We have significantly expanded our business in recent years and, as such, have a limited operating history with certain of our solutions, which makes it difficult to predict our future results of operations.
We have significantly expanded our business in recent years, including the solutions and services we offer to clients. Our acquisition of Gorman Health Group in October 2017 followed by our acquisition of HealthScape Advisors in November 2018 created the foundation of our Advisory Services segment, and our acquisition of Pareto Intelligence in November 2018 expanded the analytics capabilities of our TES business. As a result of our limited operating history with the capabilities obtained through each of these acquisitions, as well as additional solutions and services developed through our organic growth since the completion of these acquisitions, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue and growth trends should not be considered indicative of our future performance. If our assumptions regarding the value proposition of our solutions and our ability to be able to cross-sell and up-sell our solutions, particularly to clients currently served by our Advisory Segment business that do not currently utilize any of the solutions offered by our TES business, prove incorrect or change based on any numbers of factors, our business, results of operations or financial condition could differ materially from our expectations.
A failure to deliver high-quality member management services to our clients’ members could adversely affect our reputation and our relationship with our clients and could harm our business, results of operations or financial condition.
Our clients depend on us to directly implement technological solutions and services that improve the health plan member experience, including with respect to optimizing members’ health plan selections, assisting members to effectively navigate available benefits, obtain appropriate care, and efficiently resolve members’ clinical and non-clinical inquiries. Delivering comprehensive and high-quality member management services requires that our professional staff have technical, healthcare, compliance and other relevant knowledge and expertise. Because we act as a partner to health plans and are trusted to engage directly with health plan members, particularly in connection with our supplemental benefits program, our reputation is highly dependent on, among other things, the quality of the member management services we offer to our clients’ health plan members and our ability to effectively engage with them relating to their healthcare and benefits needs. We may be unable to accurately predict our clients’ or their health plan members’ demand for certain services or accommodate short-term increases in demand for certain services, and we may experience issues with the third parties on which we rely that impact our clients’ members for reasons that are beyond our control. See “— Third parties on which we rely, including to procure inventory for our supplemental benefits solution and to deliver products to health plan members, may not perform satisfactorily or at all, and our reliance on any third party for the distribution of supplemental benefits carries material risks.” A failure to offer high-quality and effective direct services, or a market perception that we do not offer high-quality and effective direct services, would harm our reputation and our relationship with clients, which could harm our business, results of operations or financial condition.
We face significant competition, which may harm our business, results of operations or financial condition.
We face substantial competition primarily from healthcare services and technology companies, including the growing presence of large technology companies entering the healthcare market. We also compete in some cases with certain of our customers who themselves provide some of the same solutions that we offer or who may decide to perform internally some of the same solutions that we provide. This vigorous competition requires us to provide high quality, innovative products at a competitive price. These competitive threats will likely remain or expand in the future. Our TES solutions compete with:
•healthcare information system vendors that support providers or payors in their administration of Medicare Advantage (including the administration of supplemental benefits), Medicare Part D Prescription Drug Plan and Employer Group Waiver Plans;
•healthcare insurance companies, pharmacy benefit management and pharmacy benefit administrator companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers or by their members and customers;
•healthcare payments and communication solutions providers, including financial institutions and payment processors that have invested in healthcare data management assets; and
•healthcare payment accuracy companies; and providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics and other data; and other data and analytics solutions.
Our Advisory Services offerings compete with:
•national management consulting firms (including, but not limited to, Deloitte Touche Tohmatsu Limited, Accenture plc, McKinsey & Company and other similar firms);
•boutique consulting firms; and
•internal consulting departments within our clients.
In addition, certain major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, may seek to offer competitive software and services. We cannot fully anticipate whether or when companies in adjacent or other product, service or technology areas may launch competitive products, and any such entry may lead to product obsolescence, loss of market share or erosion of prices. The extent of this competition varies by the size of companies, geographical coverage and scope and breadth of products and services offered. Within certain of the markets in which we operate, our competitors are significantly larger and have greater financial or other resources and have established reputations for success. In addition, many large and well-funded technology companies are pursuing opportunities to enter the healthcare market, and consolidation activity through strategic mergers, acquisitions and joint ventures may result in new competitors that can offer a broader range of products and services or may have greater scale or a lower cost structure.
Additionally, the pace of change in the healthcare technology and information systems market is rapid, and there are frequent new solution introductions, solution enhancements and evolving industry standards and requirements. We cannot guarantee that we will be able to upgrade our existing solutions or services, or introduce new solutions or services at the same rate as our competitors, or at all, nor can we guarantee that such upgrades or new solutions or services will achieve market acceptance over or among competitive offerings, or at all. Competitors may also commercialize products, services or technologies that render our solutions obsolete or less marketable.
These competitive pressures could have a material adverse impact on our business, results of operations or financial condition.
Acquisitions of other businesses or technologies and other significant transactions, including dispositions, involve many risks and such acquisitions could disrupt our business and harm our results of operations or financial condition.
We have in the past acquired businesses, such as Gorman Health Group in October 2017 and Pareto Intelligence and HealthScape Advisors in November 2018, and may in the future decide to acquire other businesses, products and technologies or enter into strategic alliances or joint ventures (a “Transaction”). These Transactions could require significant capital infusions and involve many risks, including the following:
•a Transaction may require us to incur unanticipated costs or liabilities or may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
•a Transaction undertaken for strategic business purposes may negatively impact our results of operations;
•we may encounter difficulties in assimilating and integrating the acquired business, including the technologies, products, personnel or operations of the acquired company, particularly if key personnel of the acquired company decide not to work for us;
•a Transaction may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•we may be required to implement or improve internal controls, procedures and policies appropriate for a public company at a business that prior to the acquisition lacked these controls, procedures and policies;
•the acquired businesses may have unexpected liabilities that we will be forced to assume;
•the acquired businesses, products or technologies may not generate sufficient revenue to offset acquisition costs or to maintain our financial results; and
•a Transaction may involve the entry into geographic or business markets in which we have little or no prior experience.
In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. We may use shares of our common stock and equity-linked securities as consideration for acquisitions, and, as a result, we may issue additional shares of our common stock to pay for future acquisitions and a decline in the market price of our common stock may inhibit our ability to successfully pursue future acquisitions.
In addition, we may divest assets or otherwise discontinue businesses that are no longer a part of our strategy. For example, on February 9, 2018, we announced a plan to abandon our Business Processing Outsourcing unit, and all run off operations associated with our Business Processing Outsourcing unit ceased in the first quarter of 2020. For more information regarding this discontinued operation, see Note 16. Discontinued Operations, to the notes accompanying our financial statements in this Form 10-Q. Divestitures or other similar strategic endeavors require significant investment of time and resources, may disrupt our business and distract management from other responsibilities and may result in losses on disposition or continued financial involvement in the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect our business, results of operations or financial condition.
We cannot assure you that we will be able to identify or consummate any future Transaction on favorable terms, or at all. If we do pursue a Transaction, it is possible that we may not realize the anticipated benefits from the Transaction or that the financial markets or investors will view the Transaction negatively. Even if we successfully complete a Transaction, it could disrupt our business or harm our results of operations or financial condition.
Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, including following the 2020 U.S. presidential election, legislative proposals are made or otherwise discussed to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. These proposals and discussions have become increasingly common in the current political environment. In addition, from time to time, the labor market becomes increasingly competitive. If we are unable to mitigate wage rate increases driven by increases to the minimum wage or the increasingly competitive labor market through automation and other labor savings initiatives, our labor costs may increase, which could have an adverse effect on our business, results of operations or financial condition.
As minimum wage rates increase due to changes in regulation, or in the event we must offer increased wages or other competitive benefits and incentives to attract qualified personnel, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well, and we may need to offer such employees other competitive benefits and incentives. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing certain aspects of our business, such as our client service, to suffer. Increases in labor costs could force us to increase our fees, which could adversely impact sales of our solutions and services to existing clients and prospects and the attractiveness of our solutions and services to existing clients and prospects. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market. If we are unable to hire and retain employees capable of performing at a high level, such as by providing a high level of client service, or if mitigating measures we take in response to increased labor costs, such as utilizing increased automation in how we deliver certain of our solutions and services to clients, have unintended negative effects, including on client service, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
In addition, increases in the minimum wage driven by changes in state law may cause increases in costs other than those directly attributable to the increased wage, including costs related to moving certain of our operations to different states and hiring and training new work forces in these areas. An increase in these types of costs may have an adverse effect on our business, results of operations or financial condition.
Long and unpredictable sales and integration cycles for our solutions may adversely impact our business, results of operations or financial condition.
Our sales process entails planning discussions with our clients or prospective clients, analyzing their existing health plan infrastructure, including the solutions and services utilized from their existing partners, and identifying how these potential clients can use and benefit from our solutions. The sales cycle for a new client, from the time of prospect qualification to the completion of the first sale is subject to significant variation, and can take from as short as one month or extend beyond one year. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will result in the sale of our solutions. Implementing, replacing or expanding a health plan administrative partner is a major decision for the client or prospective client. Many of our solutions require a substantial capital investment and time commitment by the client. Clients may choose to maintain their existing plan administration services providers to avoid the financial cost and time commitment of switching to our solutions. When a client decides to use our services, additional time is required to integrate our solutions into the client’s health plan infrastructure. If the integration process is not executed successfully or is delayed, our relationship with the client may be adversely affected. Our ability to grow our business depends, in part, on expanding the use of our solutions with new clients and deepening our relationships with existing clients. Any decision by our existing clients or prospective clients to delay purchasing decisions or not to utilize our solutions at all, or unanticipated difficulties with integrating our solutions with clients’ existing infrastructure, would adversely impact our business, results of operations or financial condition.
An economic downturn or volatility, including as a result of the ongoing COVID-19 pandemic, could have a material adverse impact on our business, results of operations or financial condition.
Our business has been and may continue to be affected by a number of factors beyond our control, such as general geopolitical, economic and business conditions and conditions in the financial markets. The U.S. and world economies have experienced significant economic uncertainty and volatility during recent years and that uncertainty and volatility has become more acute due to the ongoing global COVID-19 pandemic. As a result of such economic uncertainty and volatility in the United States and other countries, we may experience the negative effects of increased financial pressures on our clients, which could reduce the demand for our solutions and services by causing clients to terminate, or elect not to renew, existing contracts with us or to not enter into new contracts with us. If we are not able to timely and appropriately adapt to changes resulting from an uncertain or volatile economic environment, our business, results of operations or financial condition could be materially adversely affected.
In particular, the COVID-19 pandemic has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal, state and local governments have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including of the Delta variant of COVID-19), slowing and uneven vaccination rates and further governmental guidance may result in having to reimplement certain of these measures or implementing new and additional ones. We remain focused on protecting the health and well-being of our employees, our clients and our clients’ members while assuring the continuity of our business operations. The COVID-19 impact on our business resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, Advisory Services.
We have developed and implemented a range of measures to address the risks, uncertainties, and operational challenges associated with operating in a COVID-19 environment. We have also increased our interaction with our vendors to continue to monitor and manage inventory levels and are updating our systems regularly to provide current availability information to members. We have taken and will continue to take, proactive measures to provide for the well-being of our workforce while continuing to safely run our operations. We have implemented alternative working practices, which include, modified work schedules, shift rotation and work at home abilities for appropriate employees to best ensure adequate social distancing. In addition, we increased cleaning protocols throughout our facilities. Certain of these measures have resulted in increased costs. Our business, results of operations or financial condition could be further impacted by delays in payments from clients, supply chain interruptions, extended “shelter in place” orders or advisories, warehouse or facility COVID-19 outbreaks or closures or for other reasons related to the pandemic.
Although the overall impact of COVID-19 on our business has been limited so far, such effects, if they continue for a prolonged period, may have a material adverse effect on our business, results of operations or financial condition. The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic will impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants such as Delta); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases. To the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Achieving market acceptance of new or updated solutions and services is necessary in order for such solutions and services to become profitable and will likely require significant efforts and expenditures.
The market for healthcare in the United States is in the early stages of structural change and is evolving towards a more value-based model, and increased technological innovation and adoption in the healthcare industry is transforming the healthcare industry’s business models. Our success depends, in part, on our ability to keep pace with technological developments, satisfy increasingly sophisticated and changing client and health plan member requirements and expectations and achieve market acceptance of new or updated solutions and services. Achieving market acceptance for new or updated solutions and services is likely to require substantial technological and sales and marketing efforts and the expenditure of significant funds to create awareness and demand by existing and prospective clients of our solutions and services. We may not be successful in responding to technological and regulatory developments or changing client needs. If we are unable to predict client preferences or industry changes, or if we are unable to modify our existing and future services on a timely or cost-effective basis, we may lose clients and our business, results of operations or financial condition may be adversely affected.
In addition, regulatory, operational or client-imposed requirements may impact the profitability of particular solutions and client engagements. The pace of change in the markets served by us is rapid, and there are frequent new solution and service introductions by competitors. If we do not respond successfully to technological and regulatory changes, as well as evolving industry standards and client demands, our solutions and services may become obsolete. Technological changes also may result in the offering of competitive solutions and services at lower prices than we currently charge for our solutions and services, which could result in us losing sales unless we lower the prices we charge or provide additional efficiencies or capabilities to the client. If we lower our prices on some of our solutions or services, we will need to increase margins on other solutions or services in order to achieve and maintain overall profitability. The failure to demonstrate to existing and potential clients the benefits of our existing and future services and the failure to achieve market acceptance of new or updated solutions for any reason could have a material adverse impact on our business, results of operations or financial condition.
Third parties on which we rely, including to procure inventory for our supplemental benefits solution and to deliver products to health plan members, may not perform satisfactorily or at all, and our reliance on any third party for the distribution of supplemental benefits carries material risks.
We rely on third parties in several components of our business, including in connection with administering our supplemental benefits solution. Our general reliance on third parties in the supply chain entails many risks, including: reliance on the third party for regulatory compliance and quality assurance, the possible breach of the agreement with the third party, the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us and disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers. Additionally, even if we are party to an agreement pursuant to which a third party is contractually obligated to indemnify us for any costs incurred as a result of the breach of an agreement by a third party, the indemnifying party may be unable or otherwise unwilling to uphold its contractual obligations.
Certain of our health plan clients depend on us to procure inventory for our supplemental benefits solution and to deliver products to their members. Any changes in, or disruptions to, our ability to procure this inventory or in the shipping arrangements we use to deliver products to health plan members could adversely affect our business, results of operation or financial condition. We currently rely on third-party providers to deliver the supplemental benefits products that we offer. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to our clients’ members, it could negatively impact our results of operations and the experience of our clients’ members. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship products to clients’ members may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, pandemics, including the COVID-19 pandemic, or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. Although we do not manufacture supplemental benefits products ordered by our clients’ members, including over-the-counter (“OTC”) medications and other medical products, these items may be defective, faulty or may otherwise cause harm to the members receiving and using such OTC medications or other medical products. If OTC medications or other medical products ordered by members through our supplement benefits offerings are defective, faulty or otherwise cause harm to members, we may be subject to litigation, including involving product liability claims, or our reputation may be adversely affected among our clients or our clients’ health plan members.
We are also subject to risks of damage or loss during delivery by our shipping vendors. Additionally, competitors or prospective competitors may offer low-cost or free shipping, fast shipping times, favorable return policies and other features that could be difficult for us to match, or could be a reason our clients’ members choose not to buy supplemental benefits from us. If the products ordered by our clients’ members are not delivered in a timely fashion or are damaged or lost during the delivery process, our clients’ members could become dissatisfied and cease buying supplemental benefits products through us, which would adversely affect our business, results of operations or financial condition.
Our quarterly results of operations may fluctuate significantly due to seasonality.
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We typically generate outsized revenue in the fourth quarter primarily due to increased member utilization of supplemental benefits within our Technology Enabled Solutions segment. The supplemental benefit programs, including products, we support may include an in-year roll-over provision, in which benefits not used during the calendar year accumulate and are available for members to use prior to the end of the following calendar year. Similarly, we typically incur outsized expenses in the fourth quarter, driven by the increased member utilization of supplemental benefits described above, as well as increased costs related to our advanced plan administration solutions, that are within our Technology Enabled Solutions segment, for managing the Medicare annual election period.
The seasonality of our business could cause the market price of our common stock to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter basis and year-over-year basis. This seasonality could change in the future due to other factors, including as a result of changes in timing of health plan enrollment periods and changes in the laws and regulations that govern the sale of health insurance. We may not be able to timely adjust to changes in the seasonality of our business. If the timing of the enrollment periods for health insurance changes, we may not be able to timely adapt to changes in client demand. If we are not successful in responding to changes in the seasonality of our business, our business, results of operations or financial condition would be adversely affected.
Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants, or if we are unable to deliver our services due to factors that disrupt travel to our client sites.
Our profitability depends, in part, on the utilization and billing rates of the professionals in our Advisory Services segment. Utilization of our professionals is affected by a number of factors, including:
•the number and size of our engagements;
•the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
•our ability to transition our consultants efficiently from completed engagements to new engagements;
•the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
•unanticipated changes in the scope of client engagements;
•our ability to forecast demand for our services; and
•conditions affecting the industries in which we practice as well as general economic conditions.
The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:
•our clients’ perception of our ability to add value through our services;
•the market demand for the services we provide;
•introduction of new services by us or our competitors;
•our competition and the pricing policies of our competitors; and
•current economic conditions.
If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants in our Advisory Services segment, our financial results could suffer. In addition, our consultants oftentimes perform services at the physical locations of our clients. If there are natural disasters, widespread outbreaks of contagious disease (including the continuation of the COVID-19 pandemic), disruptions to travel and transportation or problems with communications systems, our ability to perform services for, and interact with, our clients at their physical locations may be negatively impacted, which could have an adverse effect on our business, results of operations or financial condition.
Our Advisory segment in particular relies on a combination of fixed-fee engagements and performance-based engagements, the profitability of which can be unpredictable.
We have entered into and expect to continue to enter into fixed-fee engagements, particularly with our Advisory Services clients. The profitability of our fixed-fee engagements may not meet our expectations if we underestimate the cost of these engagements. When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside of our control or for the scope of fixed-fee engagements to extend beyond what had initially been contemplated without a corresponding increase in the fees charged, could make these types of contracts less profitable or unprofitable, which could have an adverse effect on our business, results of operations or financial condition.
In addition, we have entered into and may in the future enter into engagement agreements with clients pursuant to which our fees include a significant performance-based component. Revenues from our performance-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain. Performance-based fees are contingent on the achievement of specific measures, such as our clients meeting cost-saving or other contractually-defined goals. The achievement of these contractually-defined goals may be subject to acknowledgment by the client and is often impacted by factors outside of our control, such as the actions of the client or other third parties. To the extent that any revenue is contingent upon the achievement of a performance target, we recognize such revenue using a process that requires us to make significant management judgments, estimates and assumptions. While we believe that the estimates and assumptions we have used for revenue recognition are reasonable, subsequent changes could have an impact on our future financial results. The percentage of our revenues derived from performance-based fee arrangements may result in increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our common stock. In addition, an increase in the proportion of performance-based fee arrangements may temporarily offset the positive effect on our operating results from an increase in our utilization rate until the related revenues are recognized.
Operating and growing our business may require additional capital, and, if capital is not available to us, our business, results of operations or financial condition may suffer.
Operating and growing our business may require further investments in our business. We may be presented with opportunities that we want to pursue, and unforeseen challenges may present themselves, any of which could cause us to require additional capital. Our business model does not require us to hold a significant amount of cash and cash equivalents at any given time and, if our cash needs exceed our expectations or we experience rapid growth, we could experience strain in our cash flow, which could adversely affect our operations in the event we are unable to obtain other sources of liquidity. If we seek to raise funds through equity or debt financing, those funds may prove to be unavailable, may only be available on terms that are not acceptable to us or may result in significant dilution to you or higher levels of leverage. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, including potential acquisitions, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations or financial condition could be materially adversely affected.
If we fail to manage future growth effectively, our business, results of operations or financial condition could be harmed.
We have expanded our operations significantly, including through acquisitions, and anticipate that further expansion may be required in order for us to grow our business. Our growth has placed and could continue to place increasing and significant demands on our management, our operational and financial systems and infrastructure and our other resources. If we do not effectively manage our growth, the quality of our services could suffer, which could harm our business, results of operations or financial condition. In order to manage future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations or financial condition could be harmed. We will also be required to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements may require significant capital expenditures and could place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, results of operations or financial condition could be harmed.
If we are unable to attract, train, motivate and retain senior management and other qualified personnel, our business, results of operations or financial condition could be negatively affected.
Our success depends in large part on our ability to attract and retain senior management personnel, as well as technically qualified and highly skilled technical, operational, sales, consulting, finance and marketing personnel. It could be difficult, time consuming and expensive to identify, recruit, and onboard any key management member or other critical personnel. Competition for highly skilled personnel is often intense. If we are unable to attract and retain qualified individuals, our ability to compete in the markets for our solutions would be adversely affected, which would have a negative impact on our business, results of operations or financial condition. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, including key employees obtained through our acquisitions, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms or at all.
Changes in management or other critical personnel may be disruptive to our business and might also result in our loss of unique skills, loss of knowledge about our business and the departure of other existing employees. The loss of one or more of our key employees could significantly harm our business. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business, results of operations or financial condition could be harmed.
Effective succession planning is also important to the long-term success of our business. If we fail to ensure the effective transfer of knowledge and smooth transitions involving key employees, it could hinder our strategic planning and execution. The loss of senior management or any ineffective transitions in management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, results of operations or financial condition.
Our international operations subject us to additional risks which could have an adverse effect on our business, results of operations or financial condition.
We have certain business operations located in the Philippines. Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. These risks and challenges include, but are not limited to:
•difficulties and costs of staffing and managing foreign operations, including any impairment to relationships with employees caused by a reduction in force;
•restrictions imposed by local labor practices and laws on our business and operations;
•exposure to different business practices and legal standards;
•unexpected changes in regulatory requirements;
•political, social and economic stability and the risk of war, terrorist activities or other international incidents;
•the failure of telecommunications and connectivity infrastructure;
•natural disasters and public health emergencies, including the ongoing COVID-19 pandemic; and
•potentially adverse tax consequences, including the possible imposition of increased withholding taxes.
The factors set forth above could interfere with work performed by labor sources in these areas or could result in our having to replace or reduce these labor sources.
The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities, including CMS, could seek to impose financial costs or restrictions on foreign companies providing services to clients or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor. In addition, clients may require us to use labor based in the United States for regulatory or other reasons. To the extent that we are required to use labor based in the United States, we may face increased costs as a result of higher-priced United States-based labor.
The Foreign Corrupt Practices Act of 1977, as amended, and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, results of operations or financial condition.
Contractual relationships with private insurers that are funded by government programs may impose special burdens on us and provide special benefits to those clients.

A large portion of our revenue comes from private insurers that are funded by government programs. Our contracts with private insurers may be subject to some or all of the following:
•termination when appropriated funding for the current fiscal year is exhausted;
•termination for the governmental client’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before completion of the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments;
•compliance and reporting requirements related to, among other things, agency-specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled;
•broad audit rights;
•ownership of inventions made with federal funding under the Bayh-Dole Act; and
•specialized remedies for breach and default, including setoff rights, risk allocation, retroactive price adjustments and civil or criminal fraud penalties, re-procurement expenses, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.
In addition, certain violations of federal and state law may result in termination of our contracts with private insurers, and, under certain circumstances, suspension or debarment from future such contracts.
We face inspections, reviews, audits and investigations from health plans. These audits could have adverse findings that may negatively affect our business, results of operations or financial condition.
Because we support our health plan clients’ participation in Medicare and other government-sponsored healthcare programs, we are subject to inspections, reviews, audits and investigations by them to verify our compliance with these programs, applicable laws and regulations and contractual requirements. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:
•refunding amounts or paying penalties assessed by the health plans;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•decertification or exclusion from participation in one or more health plan networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation; and
•loss of certain rights under, or termination of, our contracts with health plans.
The outcome of any current or future inspection, review, audit or investigation cannot be accurately predicted, nor can we predict any of the results noted above. Nevertheless, it is possible that any such outcome of an adverse inspection, review, audit or investigation could be substantial, and the outcome of these matters may have a material adverse effect on our business, results of operations or financial condition. Furthermore, the legal and other costs associated with complying with these inspections, reviews, audits or investigations, including costs associated with maintaining related security and compliance controls, could be significant.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. The extent to which state income tax law will conform to the Tax Act and CARES Act is uncertain.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended to the date hereof (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code (“Section 382”) and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. As a result of the Merger, an analysis was completed in accordance with Section 382 to determine the limitations associated with our use of preexisting NOL carryforwards in future periods. The annual limitation is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date and the effect of any subsequent ownership changes, if any. We retained a third party to complete the required Section 382 analysis who determined that at September 4, 2019 approximately $66.9 million of the NOL carryforwards will be available to future tax periods in varying increments annually. As of December 31, 2020, the Company had $50.0 million of federal NOL carryforwards which begin to expire in 2023 and $52.6 million of combined NOL carryforwards in various states which will begin to expire in 2023.
Risks Related to Governmental Regulation
Recent and future developments in the healthcare industry could have a material adverse impact on our business, results of operations or financial condition.
All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. The results of the 2020 U.S. presidential and congressional elections have created further uncertainty, including with respect to the U.S. government’s role, in the U.S. healthcare industry. As a result of such elections, there are renewed calls for health insurance reform, which could lead to significant changes in the U.S. healthcare market. We cannot predict with certainty what form any potential health insurance reform may take and the impact of any such reform on our clients’ businesses and on our business, but such changes could impose new or more stringent regulatory requirements on the activities of our clients, which in turn could negatively impact our business, results of operations or financial condition.
Federal healthcare program spending continues to be a major political and legislative issue in the United States and the federal government continues to consider deficit reduction measures and other changes to government healthcare programs. In recent years, legislative and regulatory changes have limited, and in some cases reduced, the levels of payment that healthcare payors receive for various services under Medicare, Medicaid and other federal healthcare programs. For example, the Budget Control Act requires automatic spending reductions to the federal deficit, and the Patient Protection and Affordable Care Act (the “ACA”) provides for significant federal healthcare program spending reductions, including reductions in Medicare payments to most healthcare providers and Medicare Advantage plans. See “— Risks Related to our Business and Industry — Federal reductions in Medicare Advantage funding could adversely affect our business, results of operations or financial condition.”
The ACA has also changed how healthcare services are covered, delivered and reimbursed. The ACA mandates that substantially all U.S. citizens maintain health insurance coverage, expands health insurance coverage through a combination of public program expansion and private sector reforms, reduces Medicare program spending and promotes value-based purchasing. However, efforts by certain lawmakers to repeal or make significant changes to the ACA, our implementation or our interpretation have cast uncertainty onto the future of the law. We are unable to predict the full impact of the ACA and other health reform initiatives on our operations in light of the uncertainty regarding whether, when and how the ACA will be further changed, what alternative reforms (including single payer proposals), if any, may be enacted, the timing of enactment and implementation of alternative provisions and the impact of alternative provisions on various healthcare industry participants. While many of the provisions of the ACA and other health reform initiatives may not be directly applicable to us, such initiatives affect the businesses of our clients. For example, as a result of Medicare payment reductions and other reimbursement changes mandated under the ACA, our clients may attempt to seek price concessions from us or reduce their use of our solutions, especially if provisions expanding coverage are repealed without eliminating the payment reductions or other reimbursement changes. Additionally, because many of our solutions are designed to assist clients in effectively navigating the shift to value-based healthcare, the elimination of, or significant revisions to, various value-based healthcare initiatives may adversely impact our business. Thus, the ACA may result in a reduction of expenditures by clients or potential clients in the healthcare industry, which could have a material adverse impact on our business, results of operations or financial condition.
Moreover, there are currently numerous federal, state and private initiatives seeking to increase the use of technology in healthcare as a means of improving care and reducing costs. For example, the Health Information Technology for Economic and Clinical Health (“HITECH”) Act, which was enacted in 2009, and the 21st Century Cures Act (the “Cures Act”), which was enacted in 2016, contain incentives and penalties to promote the use of Electronic Health Records (“EHR”) technology and the efficient exchange of health information electronically. Further, the Cures Act provides for penalties to be imposed on healthcare technology developers, health information exchanges or networks and health providers that are found to improperly block the exchange of health information. These and other initiatives may result in additional or costly legal or regulatory requirements that are applicable to us and our clients, may encourage more companies to enter our markets, may provide advantages to our competitors and may result in the development of technology solutions that compete with us. Any such initiatives also may result in a reduction of expenditures by existing or potential clients, which could have a material adverse impact on our business, results of operations or financial condition.
In addition to cost containment efforts at the federal and state levels, general reductions in expenditures by healthcare industry constituents could have a material adverse impact on our business, results of operations or financial condition. Such reductions could result from, among other things, government regulation or private initiatives that affect the manner in which providers interact with patients, payors or other healthcare industry constituents, including changes in pricing or means of delivery of healthcare solutions. Even if general expenditures by healthcare industry constituents remain the same or increase, other developments in the healthcare industry may result in reduced spending on healthcare technology and services or in some or all of the specific markets we serve or are planning to serve. In addition, our clients’ expectations regarding pending or potential healthcare industry developments also may affect their budgeting processes and spending plans with respect to the types of solutions we provide. For example, use of our solutions could be affected by, among other things:
•changes in the design of health insurance plans;
•changes in the contracting methods payors use in their relationships with providers; and
•implementation of government programs that streamline and standardize eligibility enrollment processes, which could result in decreased pricing or demand for our eligibility and enrollment solutions.
The healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. The timing and impact of developments in the healthcare industry are difficult to predict. We cannot be sure that the markets for our solutions will continue to exist at their current levels, will not change in ways that adversely affect us or that we will have adequate technical, financial and marketing resources to react to changes in those markets.
We are subject to complex, stringent and evolving laws, regulations and standards relating to data privacy and security (including the collection, storage, use, transfer, and processing of personally identifiable information), including protected health information, and any actual or perceived failure by us to comply with such laws, regulations or standards, or our own information security policies or contractual or other obligations relating to data privacy and security, could adversely affect our business, including our reputation among clients.
We collect, receive, generate, use, process, and store significant and increasing volumes of sensitive information, such as employee, client and individual protected health information and other personally identifiable information. We are subject to a variety of federal, state and local laws, directives and regulations, as well as contractual obligations, relating to the collection, use, storage, retention, security, disclosure, transfer, return, destruction and other processing of protected health information, other personally identifiable information, and other data. In many jurisdictions, enforcement actions and consequences for noncompliance with such laws, directives and regulations are rising, and the regulatory framework for privacy, data protection and data transfers is complex and rapidly evolving and is likely to remain uncertain for the foreseeable future. As required by applicable laws, we publicly post documentation regarding our privacy practices concerning the collection, processing, use and disclosure of certain data. The publication of our privacy policy and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, although we endeavor to comply with our published policies and documentation, individuals could allege we have failed to do so, or we may at times actually fail to do so despite our efforts. Any failure by us, our vendors or other parties with whom we do business to comply with this documentation or with laws or regulations applicable to our business could result in proceedings against us by governmental entities or others. Such a failure could adversely affect our business, including our reputation among clients.
The U.S. federal and various state government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage and security of, personally identifiable information, including protected health information. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, including administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform healthcare provider, payor, and employer identifiers and seeking protections for confidentiality and security of patient data. Compliance with HIPAA requires significant systems enhancements, training and administrative effort. HIPAA can also expose us to additional liability for violations by our business associates.
HIPAA imposes mandatory penalties for certain violations, and a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of protected health information or personally identifiable information. Moreover, many state laws do create state-specific private rights of action for conduct that would otherwise violate HIPAA or state law obligations. Class action lawsuits are becoming an expected and more common occurrence in cases of breaches.
In addition, HIPAA mandates that the Secretary of the Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA-covered entities and business associates for compliance with HIPAA’s privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured protected health information may receive a percentage of the civil monetary penalty fine paid by the violator.
HIPAA further requires that members be notified of any unauthorized acquisition, access, use or disclosure of their unsecured protected health information that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.
In addition to HIPAA, numerous other federal and state laws and regulations designed to protect the collection, distribution, use, disclosure, storage and security of protected health information and other types of personally identifiable information have been enacted. For example, in June 2018 California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and, among other things, requires covered companies to provide certain disclosures to California residents and afford such residents data protection rights, including the ability to opt out of certain sales of personally identifiable information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personally identifiable information that may increase data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”), was passed in November 2020. Effective beginning on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personally identifiable information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. While the CCPA may not apply to certain protected health information, the interpretation and enforcement of the CCPA remain unclear, and the effects of the CCPA potentially are significant and still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.
In the United States, many state legislatures, government bodies and regulatory agencies have adopted legislation and regulations that regulate how businesses operate online, including measures relating to privacy, data security and data breaches. Additionally, some statutory and regulatory requirements in the United States, such as HIPAA, include obligations for companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or our service providers. Laws in all 50 states and other U.S. territories require businesses to provide notice to individuals whose personally identifiable information has been disclosed as a result of a data breach. Such laws are not always consistent, and compliance in the event of a widespread data breach is costly and may be challenging. States are also constantly amending existing laws, requiring attention to frequently changing requirements, and we expect these changes to continue.
In addition to government regulation, privacy advocates and industry groups may propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards or to facilitate our clients’ compliance with such standards. We expect that there will continue to be new proposed laws and regulations concerning privacy, data protection and information security, and we cannot yet determine the impact such future laws, regulations, and standards may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, contractual and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, standards, contractual and other obligations relating to privacy and data protection are still uncertain and changing, it is possible that these laws, standards, contractual and other obligations may be interpreted and applied in a manner that is inconsistent with our data management practices, our privacy, data protection or data security policies or procedures or the features of our technology. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, imprisonment of company officials and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our technology, any of which could adversely affect our business. We may be unable to make such changes or modifications in a commercially reasonable manner, or at all, and our ability to develop new software or provide new services could be limited. Any inability to adequately address privacy, data protection or information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with clients, or to comply with applicable laws and regulations, or our policies relating to privacy, data protection, and information security, could result in additional cost and liability to us and harm our reputation and brand. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.
We are unable to predict what changes to laws, regulations and other requirements, including related to contractual obligations, might be made in the future or how those changes could affect our business and the costs of compliance.
We have attempted to structure our operations to comply with laws, regulations and other requirements applicable to us directly and to our clients, but we cannot assure you that our operations will not be challenged or impacted by enforcement initiatives. We have been, and in the future may become, involved in governmental investigations, audits, reviews and assessments. Certain of our businesses are subject to review, including for compliance with various legal, regulatory or other requirements. Any determination by a court or agency that our solutions violate, or cause our clients to violate, applicable laws, regulations or other requirements could subject us or our clients to civil or criminal penalties. Such a determination also could require us to modify or terminate portions of our business, disqualify us from serving clients that do business with government entities or cause us to refund some or all of our service fees or otherwise compensate our clients. In addition, failure to satisfy laws, regulations or other requirements could adversely affect demand for our solutions and could force us to expend significant capital, research and development and other resources to address the failure. Even an unsuccessful challenge by regulatory and other authorities or private whistleblowers could be expensive and time-consuming, could result in loss of business, exposure to adverse publicity and injury to our reputation and could adversely affect our ability to retain and attract clients. Laws, regulations and other requirements impacting our operations include, but are not limited to, the following:
•the federal beneficiary inducement civil monetary laws, which generally prohibit giving something of value to an individual if the remuneration is likely to influence that beneficiary’s choice of a particular provider, supplier or practitioner for services covered by applicable federal healthcare programs. There are a number of exceptions, such as, remuneration that “promotes access to care and poses a low risk of harm to patients and federal healthcare programs.” A violation of this statute includes fines or exclusion from federal healthcare programs;
•HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willingly obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the Telephone Consumer Protection Act, as amended (“TCPA”), subjects us and our vendors to various rules regarding contacting our clients and our clients’ patients via telephone, fax or text message and may impact our operations. Prior express consent, and, in the case of marketing calls, prior express written consent, of consumers may be required to override certain activities prohibited under the TCPA. Because our solutions need and rely upon various messaging components to achieve successful outcomes for us and our clients, our ability to communicate with our clients and their patients may be affected by the TCPA, its implementing regulations and litigation pursuant to the TCPA. In addition, because the scope and interpretation of the TCPA, and other laws that are or may be applicable to making calls and delivering text messages to consumers, continue to evolve and develop, we or our vendors inadvertently could fail to comply or be alleged, with or without merit, to have failed to comply with the TCPA or other similar laws, and consequently be subject to significant liability and statutory damages, negative publicity associated with class action litigation or costs associated with modifying our solutions and business strategies;
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act, which regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves.
We also may be impacted by non-healthcare laws, industry standards and other requirements. For example, laws and regulations governing how we communicate with our clients and our clients’ members may impact our operations and, if not followed, would result in fines, penalties and other liabilities and adverse publicity and injury to our reputation. Compliance with future laws and regulations or the applicable regulators’ interpretations of the laws and regulations may require us to change our practices at an undeterminable, and possibly significant, initial and annual expense. These additional monetary expenditures may increase future overhead, which could harm our business.
Changes in tax rules and regulations, or in interpretations thereof, may materially adversely affect our effective tax rates.
We have operations in many states in the United States as well as the Philippines. Accordingly, we are subject to taxation in many jurisdictions with increasingly complex tax laws, the application of which can be uncertain.
Unanticipated changes in our tax rates could affect our future results of operation or financial condition. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned and taxed, by changes in tax rules and regulations, or in interpretations thereof, in the jurisdictions in which we do business, by increases in expenses not deductible for tax purposes including impairments of goodwill, by changes in GAAP or other applicable accounting standards or by changes in the valuation of our deferred tax assets and liabilities.
In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and international tax authorities. Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their state or country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result. We cannot assure you that the final determination of any of these examinations will not have a material adverse effect on our results of operations or financial condition.
Risks Related to Information Technology, Data Privacy and Intellectual Property
Security breaches or incidents, failures and other disruptions of the information technology (“IT”) systems used in our business operations, including the Internet and related systems of our vendors, and the security measures protecting them, and the sensitive information we collect, process, transmit, use and store, may adversely impact our business, results of operations or financial condition.
Our business relies on sophisticated, commercial off-the-shelf and customized IT systems to obtain, process, store, analyze and manage data and other sensitive information, and to develop, distribute and deliver products and services. Further, our business relies to a significant degree upon the secure collection, transmission, use, storage and other processing of sensitive information, including protected health information and other personally identifiable information, financial information, including payment card data, and other confidential information and data within these systems. To the extent our or our vendors’ IT systems are not successfully protected or fail, our business, results of operations or financial condition may be adversely affected. Our business, results of operations or financial condition may also be adversely affected if a vendor servicing our IT systems does not perform satisfactorily, or if the IT systems are interrupted or damaged by unforeseen events, including the actions of third parties.
To protect our systems and the information stored thereon, we seek to implement commercially reasonable security measures and maintain information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data received, used, stored, processed and transmitted. Despite our security management efforts with respect to administrative, physical and technical safeguards, employee training, vendor (and sub-vendor) controls and contractual relationships, our infrastructure, data or other operations centers and systems used in connection with our business operations, including the Internet and related systems of our vendors (including vendors to which we outsource data hosting, storage and processing functions) are vulnerable to a security breach, interruption of system or the threat of a breach or other security incident. For example, we and our vendors have experienced, and from time to time in the future may experience, unauthorized access to, misuse, modification, loss or destruction of and disclosure of our or our clients’ (or their members’ and patients’) confidential or personal information or data due to cyberattacks and other data security incidents, power or telecommunications failures, employee or insider malfeasance or improper employee or contractor conduct, computer viruses and other malware, programming errors and other human errors, phishing schemes, threats of ransomware events and denial-of-service attacks. In the future, we may experience such unauthorized access or disclosures for these reasons or due to other disruptive problems, including, but not limited to, physical break-ins, hackers and other breaches by insiders or third parties due to criminal conduct, ransomware events, fraud, natural disasters, terrorist attacks and other unanticipated events. We may be required to expend significant capital and other resources to protect against, and alleviate problems caused by, such incidents, regardless of whether they affect our systems or networks, or the systems or networks of our third-party service providers.
It is not possible to prevent all security threats to our systems and data or to predict all the ways in which such security threats may materialize. Techniques used to obtain unauthorized access, disable or degrade services or sabotage systems are becoming increasingly complex and sophisticated and change frequently, which can make such events difficult to detect for long periods of time. Further, defects in the design or manufacture of the hardware, software or applications we procure from third parties to develop our products and services could compromise our IT systems. These events, including unauthorized access, misappropriation, disclosure or loss of sensitive information (including personally identifiable information, protected health information or financial information) or a significant disruption of our network generally, expose us to risks, including an inability to provide our solutions and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing vendor (and sub-vendor) control practices and engaging third-party subject matter experts and consultants.
Moreover, unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under HIPAA, payment card data under the Payment Card Industry Data Security Standard and personally identifiable information under applicable state data privacy laws, as discussed above, could result in litigation, disputes, indemnity obligations and other liabilities and regulatory investigations, enforcement, orders and actions, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and clients, credit monitoring services and other necessary expenses. In addition, actual or perceived breaches of our security management efforts can cause existing clients to terminate their relationship with us and deter existing or prospective clients from using or purchasing our solutions in the future. These events can have a material adverse impact on our business, results of operations, financial condition or reputation.
Because our solutions involve the collection, processing, storage, use and transmission of personally identifiable information of consumers, we and other industry participants have been and expect to routinely be the target of attempted cyber and other security threats by outside third parties, including technically sophisticated and well-resourced bad actors attempting to access or steal the data we store, process or transmit. Vendor, insider or employee cyber and security threats also occur and are a significant concern for all companies, including us. In recent years there have been a number of well-publicized data breaches involving the improper dissemination of personally identifiable information of individuals both within and outside of the healthcare industry and such breaches can result in significant losses. These breaches have resulted in lawsuits and governmental investigations or enforcement actions that have sought or obtained significant fines and penalties, and have required companies to enter into agreements with government regulators that impose ongoing obligations and requirements, including internal and external (third-party) monitorship for five years or more. Most states require holders of personally identifiable information to maintain safeguards and take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals or the state’s attorney general. In some states, these laws are limited to electronic data, but states increasingly are enacting or considering stricter and broader requirements. Additionally, HIPAA imposes certain notification requirements on both covered entities and business associates. In certain circumstances involving large breaches, requirements may even involve notification to the media. A non-permitted use or disclosure of protected health information is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA. Further, the Federal Trade Commission has prosecuted certain data breach cases as unfair and deceptive acts or practices under the Federal Trade Commission Act. In addition, by regulation, the Federal Trade Commission requires creditors, which may include some of our clients, to implement identity theft prevention programs to detect, prevent and mitigate identity theft in connection with client accounts. Although Congress passed legislation that restricts the definition of “creditor” and exempts many healthcare providers from complying with this identity theft prevention rule, we may be required to apply additional resources to our existing processes to assist our affected clients in complying with this rule.
While we maintain liability insurance coverage, including coverage for errors and omissions and cyber-liability, claims may not be sufficiently covered or could exceed the amount of our applicable insurance coverage, if any, or such coverage may not continue to be available on acceptable terms or in sufficient amounts. We also cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. Any of the foregoing could adversely affect our business, results of operations or financial condition.
Disruptions in service or damages to our and our vendors’ data center colocation and hosting facilities, public and private cloud subscriptions, distribution centers or other operations centers, or other software or systems failures, could have a material adverse impact on our business, results of operations or financial condition.
Our data center colocation and hosting facilities, public and private cloud subscriptions, distribution centers and other operations centers are essential to our business. Our business operations depend on our and our vendors’ ability to maintain and protect our network and computer systems, many of which are located in our primary data center colocation facilities and operations centers that we lease or subscribe to and operate, some of which are outsourced to certain third-party hosting and cloud service providers. We have consolidated several hosting environments and currently plan to continue such consolidation. We also provide application hosting and managed services that involve operating both our infrastructure and software, as well as the software of vendors for our clients. The ability to access the systems, applications and data that we host and on demand support is important to our clients.
Our operations, cloud service providers and data center colocation and hosting facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation: power loss and telecommunications failures, fire, flood, hurricane, tornado and other natural disasters, software and hardware errors, failures or crashes, spikes in consumer usage, negligence, infrastructure changes, human or software errors, hardware failures, terrorist attacks, improper operation, cyber and ransomware attacks, computer viruses, hacking, break-ins, sabotage, fraud, intentional acts of vandalism and other similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the competitive advantages of our solutions to our clients, damage our reputation and otherwise have a material adverse impact on our business, results of operations or financial condition. In addition, if clients’ access to our solutions is interrupted because of problems in our operations, facilities or cloud service providers, we could be in breach of our agreements with clients or exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care.
We attempt to mitigate these risks through various means, including disaster recovery and business continuity plans, penetration testing, vulnerability scans, patching and other information security procedures and cybersecurity and ransomware measures, insurance against fires, floods, other natural disasters, cyber-liability and general business interruptions, and client and employee training and awareness, but our precautions cannot protect against all risks. Any significant instances of system downtime could negatively affect our reputation and ability to provide our solutions or remote hosting services, which could have a material adverse impact on our business, results of operations or financial condition.
We also rely on a number of vendors, such as cloud service providers, data center colocation and hosting providers and call center technology providers, to provide us with a variety of solutions and services necessary for our transaction services and processing functions. We also utilize contractors and sub-contractors, including, but not limited to, software developers, for the development and maintenance of certain software products we use to provide our solutions, as well as infrastructure, security and IT service management. As a result, our disaster recovery and business continuity plans may rely, in part, upon vendors of related services, which increases our vulnerability to problems with the services they provide. We exercise limited control over these vendors, and our review processes for such vendors may be insufficient to identify, prevent or mitigate adverse events. Our vendors are ultimately responsible for maintaining their own network security, disaster recovery and system management procedures, and, if these vendors do not fulfill their contractual obligations, have system failures, choose to discontinue their products or services or otherwise suffer any type of cybersecurity incident, our business and operations could be disrupted and our brand and reputation, including with our clients and partners, could be harmed. Any of the foregoing could adversely affect our business, results of operations or financial condition.

Interruptions and limitations of the IT systems used in our business operations could have a material adverse impact on our business, results of operations or financial condition.
Our ability to deliver our solutions and services is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone and facsimile services. Our services are designed to operate without interruption in accordance with our service level commitments.
However, we have experienced limited interruptions of our IT systems in the past, including infrastructure failures that temporarily slow down the performance of our solutions, and we may experience similar or more significant interruptions in the future, as discussed above. Interruptions of these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our solutions and services and prevent or inhibit the ability of our clients to access our solutions and services. In the event of any errors, failures, interruptions or delays with respect to our IT systems or those of our vendors, we may experience an extended period of system unavailability, which could result in substantially costs to remedy the problem or negatively impact our relationships with our clients and partners and adversely affect our business and could expose us to liabilities. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur, and we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.
In addition, as a result of the complexity of the issues facing our clients and the inherent complexity of our solutions to such issues, our clients depend on our support organization to resolve any technical issues relating to our offerings. Our ability to deliver our products and solutions is dependent on our software development lifecycle management processes, including with respect to our change management processes, which impact our ability to effectively identify, track, test, manage and implement changes to our software. As a result, our IT systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information technology, emerging cybersecurity risks and threats, evolving industry and regulatory standards and changing preferences of our clients. In addition, our sales process is highly dependent on the quality of our offerings, on our business reputation and on strong recommendations from our existing clients. Any failure to maintain high-quality and highly responsive technical support, or a market perception that we do not maintain high-quality and highly responsive support, including as a result of our inability to respond quickly enough to accommodate short-term increases in client demand for certain technical support services, particularly as we increase the size of our client base, could harm our reputation, adversely affect our ability to sell our offering to existing and prospective clients, and harm our business, results of operations or financial condition.
The protection of our intellectual property and proprietary rights requires substantial resources, and protections of our intellectual property and proprietary rights may not be adequate. Any failure to obtain, maintain, protect and enforce our intellectual property and proprietary rights, or failure of our intellectual property and proprietary rights to be sufficiently broad, could harm our business, results of operations or financial condition.
Our success is dependent, in part, upon our ability to protect our intellectual property and proprietary technology. We rely upon a combination of trade secret, trademark, patent and copyright laws, license agreements, confidentiality policies and procedures, contractual provisions (e.g., intellectual property assignment agreements), nondisclosure agreements and technical measures of varying duration designed to establish, maintain and protect the intellectual property and proprietary information and commercially valuable confidential information and data used in our business. However, the steps we have taken to obtain, maintain, protect and enforce our proprietary rights and intellectual property may not be adequate, protect against our competitors or other third parties independently developing products or services that are equivalent or superior to our solutions or otherwise allow us to maintain any competitive advantage.
For instance, we have not sought to register our intellectual property outside of the United States and we may not be able to secure trademark or service mark registrations for marks in the United States or take similar steps to secure patents for our proprietary processes, methods and technologies. Even if we are successful in obtaining patent, trademark or other intellectual property rights or registrations, any of these rights and registrations may lapse, be abandoned, be circumvented by others or may be opposed or otherwise challenged or invalidated by a third party through administrative process or litigation.
Third parties also may infringe upon, misappropriate or otherwise violate our trademarks, service marks, patents and other intellectual property and proprietary rights. If we believe a third party has infringed, misappropriated or otherwise violated our intellectual property or proprietary rights, litigation may be necessary to enforce and protect those rights or to determine the validity and scope of the rights of others, which would divert management resources, would be expensive and time-consuming and may not effectively protect our intellectual property and proprietary rights, regardless of whether we are successful or not. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. Even if we establish infringement, misappropriation or other violation, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. As a result, if we fail to obtain, maintain, protect or enforce adequate intellectual property protection or if a third party infringes, misappropriates or otherwise violates our intellectual property and proprietary rights, it may have a material adverse impact on our business, results of operations or financial condition.
Our currently pending or future patent applications may not result in issued patents, or be approved on a timely basis, if at all. Similarly, any term extensions that we seek may not be approved on a timely basis, if at all. In addition, our issued patents, or any patents that may be issued in the future, may not contain claims sufficiently broad to protect us against third parties with similar technologies or solutions or provide us with any competitive advantage, including exclusivity in a particular area, or may be successfully challenged by third parties, which could result in them being narrowed in scope or declared invalid or unenforceable. In addition, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements terminate, our business, results of operations or financial condition could be materially adversely affected.
Patent law reform in the United States may also weaken our ability to enforce our patent rights, or make such enforcement financially unattractive. For instance, in September 2011, the United States enacted the Leahy-Smith America Invents Act, which permits enhanced third-party actions for challenging patents and implements a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. These reforms could result in increased uncertainties and costs to protect our intellectual property or limit our ability to obtain and maintain patent protection for our solutions in these jurisdictions.
Our trademarks, logos and brands may provide us with a competitive advantage in the market as they may be known or trusted by clients. In order to maintain the value of such brands, we must be able to obtain, maintain, enforce and defend our trademarks. We have pursued, and will pursue, the registration of trademarks, logos and service marks in the United States; however, enforcing rights against those who knowingly or unknowingly dilute or infringe our brands can be difficult. We may be unable to obtain trademark protection for our services and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not sufficiently distinguish our products, services and brands from those of our competitors. In addition, our trademarks may be contested or found to be unenforceable or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. We cannot assure you that the steps we have taken and will take to protect our proprietary rights in our brands and trademarks will be adequate or that third parties will not infringe, dilute or misappropriate our brands, trademarks, trade dress or other similar proprietary rights.
While we generally seek to enter into proprietary information agreements with our employees and third parties engaged in the development of intellectual property on our behalf which assign intellectual property rights to us, these agreements may not be honored or may not effectively assign intellectual property or proprietary rights to us under the local laws of some countries or jurisdictions. We also cannot guarantee that we have entered into such agreements with each applicable party. We therefore cannot be certain that a competitor or other third party does not have or will not obtain rights to intellectual property that may prevent us from developing or marketing certain of our solutions, regardless of whether we believe such intellectual property rights are valid and enforceable or we believe we would otherwise be able to develop a more commercially successful solution. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.
If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally-developed information, the value of our technology could be adversely affected.
Many of our solutions are based on or incorporate proprietary information. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by generally requiring our employees, consultants, other advisors and other third parties who have access to such information to execute proprietary information and confidentiality agreements upon the commencement of their employment, engagement or other relationship. Despite these efforts and precautions, such agreements may not be sufficient in scope or enforceable, we cannot guarantee that we have entered into such agreements with each person or entity that may have or have had access to our trade secrets or proprietary information, and such agreements can be breached. Enforcing a claim that another party illegally disclosed or obtained and is using any of our trade secrets or proprietary information could be difficult, expensive and time-consuming, and the outcome would be unpredictable. We may therefore be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization and legal remedies may not adequately compensate us for the damages caused by such unauthorized use. Moreover, third parties may independently develop similar or equivalent proprietary information. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed trade secrets or other confidential information of third parties.
We have received confidential and proprietary information from third parties. In addition, we may employ individuals who were previously employed at other healthcare companies or other companies, including our competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the confidential or proprietary information, trade secrets or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have, inadvertently or otherwise, improperly used or disclosed confidential or proprietary information, trade secrets or know-how of former employers or other third parties. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our solutions. We may also be subject to claims that former employees, consultants, independent contractors or other third parties have an ownership interest in our intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. In addition to paying monetary damages, if we fail in defending against any such claims we may lose our rights therein, which could have a material adverse effect on our business, results of operations or financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs, result in reputational harm and be a distraction to our management and employees.
Third parties may claim that we or our licensors are infringing, misappropriating or otherwise violating their intellectual property or proprietary rights, and we could suffer significant litigation, the outcome of which would be uncertain, incur licensing expenses or be prevented from selling certain products and solutions.
Our commercial success depends, in part, on our ability to develop and commercialize our products and solutions and use our technology without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. We or our licensors could be subject to claims that we are misappropriating, infringing or otherwise violating intellectual property (including patents, trademarks, trade dress, copyrights, trade secrets and domain names) or other proprietary rights of others. We may become subject to preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of our operations. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations, and even if we believe we do not infringe, misappropriate or otherwise violate validly existing third-party rights we may choose to license such rights. If we or our licensors become liable to third parties for infringing, misappropriating or otherwise violating such third-party rights, we could be required to pay a substantial damage award, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. We could also be required to develop non-infringing technology, stop activities or services that use or contain the infringing intellectual property, or obtain a license, which may not be available on commercially reasonable terms and may require us to pay substantial license, royalty or other payments. We may be unable to develop non-infringing solutions or obtain a license on commercially reasonable terms, or at all. Any license may also be non-exclusive, which would potentially allow other parties, including our competitors, to access the same technology.
It may be necessary for us to initiate administrative proceedings or other litigation in order to determine the scope, enforceability or validity of third-party intellectual property or proprietary rights. We may also decide to settle or otherwise resolve such proceedings or litigation on terms that are unfavorable to us. Regardless of whether third-party claims have merit, litigation can be expensive and time-consuming, and could divert management’s attention. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. We also may be required to indemnify our clients if they become subject to third-party claims relating to the infringement, misappropriation or other violation of a third party’s intellectual property rights that we license or otherwise provide to them, which could be costly. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.
Our solutions depend, in part, on intellectual property and technology licensed from third parties.

Much of our business and many of our software and solutions rely on key technologies or content developed or licensed by third parties. For example, many of our software offerings are developed using software components or other intellectual property licensed from third parties, including both proprietary and open source licenses. These third-party software components may become obsolete, defective or incompatible with future versions of our solutions, or our relationship with the third-party licensors may deteriorate, or our contracts with the third-party licensors may expire or be terminated. We may also face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships.
In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party software components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Because the availability and cost of licenses from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties — including those who license to our competitors — either will refuse to license to us at all or refuse to license to us on terms equally favorable to those granted to our competitors or other third parties. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights. Additionally, some of these licenses may not be available to us in the future on terms that are acceptable or that allow our solutions to remain competitive. In addition, it is possible that, as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.
Our use of open source software could impose limitations on our ability to commercialize our solutions, require substantial resources to monitor compliance with applicable licenses and protect our intellectual property and proprietary rights, subject us to possible litigation and otherwise adversely affect our business.
Our software and solutions incorporate open source software components that are licensed to us under various open source public domain licenses. Some open source software licenses require users who distribute open source software as part of their own software to publicly disclose all or part of the source code to such software or make available any modifications or derivative works of the open source code on unfavorable terms or at no cost.
The terms of many open source licenses have not been interpreted by U.S. or foreign courts and therefore the potential impact of such licenses on our business is not fully known or predictable. There is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions.
While we monitor our use of open source software and endeavor to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source license, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous, and we cannot assure or be certain that we have in all cases incorporated open source software in our solutions in a manner that is consistent with the applicable open source license terms and inclusive of all available updates or security patches. As a result, we may be required to publicly release our proprietary source code, pay damages for breach of contract, re-code or re-engineer one or more of our offerings, discontinue sales of one or more of our solutions in the event re-engineering cannot be accomplished on a timely basis or at all or take other remedial action that may divert resources away from our development efforts, any of which could cause us to breach obligations to our clients, harm our reputation, result in client losses or claims, increase our costs or otherwise materially adversely affect our business, results of operations or financial condition. A release of our proprietary code could also allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages.
Furthermore, use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. Any of the foregoing could materially and adversely affect our business, results of operations or financial condition.
We may be obligated to disclose our proprietary source code to our clients, which may limit our ability to protect our intellectual property and proprietary rights and could reduce the renewals of our services.
Certain of our agreements with our clients contain, and may in the future contain, provisions permitting the client to become a party to, or a beneficiary of, a source code escrow agreement under which we place the proprietary source code for our applicable solutions in escrow with a third party. Under these escrow agreements, the source code to the applicable solution may be released to the client, to be used in accordance with the license granted to the client in the applicable services agreement, upon the occurrence of specified events, such as in situations of our bankruptcy or insolvency, our aggregate cash balances not exceeding a specified threshold or the discontinuance of our ability to offer, support or maintain the applicable services.
Disclosing the content of our source code may limit the intellectual property protection we can obtain or maintain for our source code or our software and solutions containing that source code, and may facilitate intellectual property infringement, misappropriation or other violation claims against us. It also could permit a client to which a solution’s source code is disclosed to support and maintain that software or solution without being required to purchase our services. In addition, we cannot be certain that clients will comply with any applicable restrictions on their use or disclosure of the source code and we may be unable to monitor and prevent unauthorized use or disclosure of such source code. Any increase in the number of people familiar with our source code as a result of any such release may also increase the risk of a successful hacking attempt. Each of these could materially adversely affect our business, results of operations or financial condition.
Risks Related to Our Capital Structure, Indebtedness and Capital Requirements
Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks our indebtedness poses to our financial condition.
As of June 30, 2021, we had $192.6 million face value of outstanding indebtedness, in addition to $39.5 million of undrawn commitments under the Credit Agreement. Despite our level of indebtedness, we, including our subsidiaries, may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent our subsidiaries from incurring obligations that do not constitute indebtedness and, if our subsidiaries refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our subsidiaries’ activities. To the extent new indebtedness is added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify. While the Credit Agreement also contains restrictions on making certain loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures, acquisitions and other ongoing liquidity needs depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities or that future borrowings will be available to CHS or its subsidiaries under the Credit Agreement or otherwise in an amount sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and fund our planned capital expenditures, acquisitions and other ongoing liquidity needs.
Restrictions imposed by the Credit Agreement may limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
The Credit Agreement restricts CHS and its restricted subsidiaries from engaging in specified types of transactions. Subject to exceptions specified in the Credit Agreement, these covenants restrict the ability of CHS and its restricted subsidiaries, among other things, to:
•incur liens;
•incur indebtedness;
•make investments and loans;
•engage in mergers, acquisitions and asset sales;
•declare dividends or other distributions, redeem or repurchase equity interests or make other restricted payments;
•alter the businesses CHS and its restricted subsidiaries conduct;
•enter into agreements restricting distributions by CHS’s restricted subsidiaries;

•modify certain terms of certain junior indebtedness; and
•engage in certain transaction with affiliates.
These covenants will limit our ability to engage in activities that may be in our long-term best interest, such as limiting our flexibility in planning for, or reacting to, changes in our operations or business, restricting us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities. Our failure to comply with these covenants could result in an event of default under the Credit Agreement which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
We are a holding company and will depend on dividends, distributions and other payments from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and other transfers from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason also could limit or impair their ability to pay dividends or other distributions to us.
Changes in the method for determining LIBOR or the elimination of LIBOR could affect our business, results of operations or financial condition.
Our Credit Agreement provides that interest may be indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. The current administrator of LIBOR will cease to publish the overnight and 1, 3, 6 and 12 months USD LIBOR settings immediately following the LIBOR publication on June 30, 2023 and (ii) all other LIBOR settings, including the 1 week and 2 months USD LIBOR settings, immediately following the LIBOR publication on December 31, 2021. We cannot predict the impact of any changes in the methods by which LIBOR is determined or any regulatory activity related to a potential phase out of LIBOR on our Credit Agreement and interest rates. While our Credit Agreement provides for the use of an alternative rate to LIBOR in the event LIBOR is phased out, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing LIBOR with the Secured Overnight Financing Rate, or SOFR, a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. The establishment of alternative reference rates or implementation of any other potential changes may materially and adversely affect our business, results of operations or financial condition.
Risks Related to Our Status as an Emerging Growth Company
We are an emerging growth company and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in the Prospectus, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have annual gross revenues of $1.07 billion or more; (2) the date on which we have issued more than $1.0 billion in non-convertible debt in the previous three years; (3) the date we qualify as a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates is $700 million or more; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
We elected to take advantage of certain of the reduced disclosure obligations in the Prospectus and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. In addition, we have elected to avail ourselves of the extended transition period for complying with new or revised accounting standards. As a result, the information that we provide to stockholders will be less comprehensive than what you might receive from other public companies.
Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Risks Related to Our Common Stock
We have identified material weaknesses in our internal control over financial reporting, and the failure to remediate these material weaknesses may adversely affect our business, investor confidence in our company, our financial results and the market value of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, in connection with our audits of the consolidated financial statements presented in the Prospectus, we identified the following material weaknesses in our internal control over financial reporting:
•We did not design and maintain an effective control environment commensurate with the financial reporting requirements of an SEC registrant. Additionally, we did not design control activities to adequately address identified risks or operate at a sufficient level of precision that would identify material misstatements to our financial statements and did not design and maintain formal documentation of accounting policies and procedures nor did we maintain sufficient evidence to support the operation of key control procedures. Specifically, we did not design and maintain controls to ensure (i) the appropriate segregation of duties within our financial reporting function, including the preparation and review of journal entries and (ii) account reconciliations and balance sheet and income statement fluctuation analyses were reviewed at the appropriate level of precision.
•We also did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privilege access to financial applications, programs, and data to appropriate Company personnel.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute material weaknesses.
These material weaknesses resulted in adjustments in our 2019 and 2020 financial statements primarily related to revenues recognized from contracts with customers that were recognized in the improper periods, the accrual of certain compensation related costs, and the misstatement of income tax benefit related to the treatment of certain deferred tax positions. The material weaknesses described above could result in misstatements of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
We have designed and begun to implement a remediation plan to address the material weaknesses described above.
While we believe the remedial efforts we will take will improve our internal controls and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until a remediation plan has been fully developed and implemented and we have concluded that our controls are operating effectively for a sufficient period of time. We cannot be certain that the steps we will take following the development and implementation of a remediation plan will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or prevent future material weaknesses or control deficiencies from occurring. While we will work to remediate the material weaknesses as timely and efficiently as possible, at this time we cannot provide an estimate of costs expected to be incurred in connection with the development and implementation of a remediation plan, nor can we provide an estimate of the time it will take to complete a remediation plan. Neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required.
If we fail to effectively remediate the material weaknesses in our internal control over financial reporting described above, we may be unable to accurately or timely report our financial condition or results of operations. Such failure may adversely affect our business, investor confidence in our company, our financial condition and the market value of our common stock.
Upon becoming a public company, we are now required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until at least our second annual report required to be filed with the SEC, and we will not be required to have our independent registered public accounting firm formally assess our internal controls for as long as we remain an “emerging growth company” as defined in the JOBS Act.
When formally evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. Any such action could have a significant and adverse effect on our business and reputation, which could negatively affect our results of operations or cash flows. In addition, we may be required to incur additional costs in improving our internal control system and the hiring of additional personnel.
Our common stock had no public market prior to our IPO, and we cannot assure you that an active trading market for our common stock will develop.
Prior to our IPO, there was no public market for our common stock. Although we are now listed on the NYSE, an active trading market for shares of our common stock may never develop or be sustained following our IPO. If an active trading market does not develop, you may have difficulty selling your shares of our common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling shares of our common stock, our ability to motivate our employees through equity incentive awards, and our ability to acquire other companies, products or technologies by using our common stock as consideration for such acquisitions.

The price of our common stock may be volatile and may be affected by market conditions beyond our control, and the market price of our common stock may drop below the price you paid to acquire shares of our common stock.
Our quarterly results of operations are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares of common stock to wide price fluctuations regardless of our operating performance, which could cause a decline in the value of your investment. You should also be aware that price volatility may be greater if the public float and trading volume of shares of our common stock is low. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks discussed in this Part II, Item 1A of this Form 10-Q, include:
•our operating and financial performance and prospects;
•our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
•changes in earnings estimates or recommendations by securities analysts who cover our common stock;
•fluctuations in our quarterly financial results or, in the event we provide it from time to time, earnings guidance, or the quarterly financial results or earnings guidance of companies perceived by investors to be similar to us;
•changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders, including our principal stockholder, or the incurrence of additional debt;
•departure of key personnel;
•reputational issues;
•changes in general economic and market conditions, including related to the COVID-19 pandemic;
•changes in industry conditions or perceptions or changes in the market outlook for the healthcare industry; and
•changes in applicable laws, rules or regulations or regulatory actions affecting us or our clients and other dynamics.
These and other factors may cause the market price for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock sometimes have instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from the business, which could significantly harm our business, results of operation, financial condition or reputation.
Our principal stockholder, TPG, has significant influence over us, and its interests could conflict with those of our other stockholders.
As of June 30, 2021, our principal stockholder, TPG, holds approximately 74.9% of our common stock. As a result, our principal stockholder will continue to be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. TPG may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for shares of their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

As long as our principal stockholder, TPG, owns a majority of the shares of our common stock, we may rely on certain exemptions from the corporate governance requirements of the NYSE available for “controlled companies.”
We are a “controlled company” within the meaning of the corporate governance listing requirements of the NYSE because TPG continues to own more than 50% of our outstanding shares of common stock. A controlled company may elect not to comply with certain corporate governance requirements of the NYSE. Accordingly, our Board of Directors is not required to have a majority of independent directors and our Compensation Committee and Nominating and Governance Committee are not required to meet the director independence requirements to which we would otherwise be subject until such time as we cease to be a “controlled company.” We have taken advantage of certain of these exemptions. Accordingly, you will not have certain of the protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.
Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of shares of common stock or shares of voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of shares of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.
Future sales of a substantial number of shares of our common stock may depress the price of our shares.
If our stockholders sell a large number of shares of our common stock, or if we issue a large number of shares of our common stock in connection with future acquisitions, financings or other circumstances, the market price of shares of our common stock could decline significantly. Moreover, the perception in the public market that our stockholders might sell shares of our common stock could depress the market price of those shares. In addition, sales of a substantial number of shares of our common stock by our principal stockholder could adversely affect the market price of our common stock.
All the shares sold in the IPO were freely tradable without restriction, except for shares acquired by any of our “affiliates,” as defined in Rule 144 under the Securities Act, including our principal stockholder. Immediately after the IPO, the public market for our common stock included only the shares of common stock sold in our IPO and, upon registration, they can now be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In connection with our IPO, we entered into a Registration Rights Agreement with TPG, the Chairman of our Board of Directors and our Chief Executive Officer. The Registration Rights Agreement provides TPG with certain registration rights whereby TPG can require us to register under the Securities Act shares of our common stock.
In addition, we, the selling stockholder, our executive officers and directors and certain of our other existing stockholders entered into lock-up arrangements under which we and they will agree that we and they will not sell, directly or indirectly, any common stock for a period of 180 days from June 15, 2021 (subject to certain exceptions) without the prior written consent of BofA Securities, Inc. and Goldman Sachs & Co. LLC. Certain of our employees, including our executive officers and directors, may enter into written trading plans that are intended to comply with Rule 10b5-1 under the Exchange Act. Sales under these trading plans would not be permitted until the expiration of the lock-up agreements described above. Following the lock-up periods set forth in the agreements described above, and assuming that BofA Securities, Inc. and Goldman Sachs & Co. LLC do not release any parties from these agreements, all of the shares of our common stock that are restricted securities or are held by our affiliates as of June 15, 2021 will be eligible for sale in the public market in compliance with Rule 144 under the Securities Act.
We do not anticipate declaring or paying regular dividends on our common stock in the near term, and our indebtedness could limit our ability to pay dividends on our common stock.
We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. We currently intend to use our future earnings, if any, to pay debt obligations, to fund our growth and develop our business and for general corporate purposes. Therefore, you are not likely to receive any cash dividends on your common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which they are initially offered. Any future declaration and payment of cash dividends or other distributions of capital will be at the discretion of our Board of Directors and the payment of any future cash dividends or other distributions of capital will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that our Board of Directors deems relevant in making such a determination. The agreement governing the indebtedness of our subsidiaries imposes restrictions on our subsidiaries’ ability to pay dividends or other distributions to us, and future agreements governing debt our subsidiaries may enter into may impose similar restrictions. We cannot assure you that we will establish a dividend policy or pay cash dividends in the future or continue to pay any cash dividend if we do commence paying cash dividends pursuant to a dividend policy or otherwise.
Our amended and restated certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery for the State of Delaware will be the sole and exclusive forum for:
•any derivative action or proceeding brought on behalf of the Company;
•any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of the Company to the Company or the Company’s stockholders;
•any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or the Company’s amended and restated certificate of incorporation or amended and restated bylaws; and
•any action asserting a claim governed by the internal affairs doctrine.
Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees or agents and arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Exchange Act.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business or financial condition.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and Delaware corporate laws, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and of state law may delay, deter, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, such provisions or laws may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have anti-takeover effects and may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. These anti-takeover provisions and laws may delay, deter or prevent a takeover attempt that our stockholders might consider in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely impact our business.
Our amended and restated certificate of incorporation provides that TPG, any of its affiliates and the members of our Board of Directors who are affiliated with them (including, based on the current composition of our Board of Directors, Todd Sisitsky and Katherine Wood, who are Partners of TPG) will not be required to offer us corporate opportunities of which they become aware and can take any such corporate opportunities for themselves or offer such opportunities to other companies in which they have an investment. Such corporate opportunities include engaging, directly or indirectly, in the same, similar or competing business activities or lines of business in which we operate. We, by the terms of our amended and restated certificate of incorporation, will expressly renounce any interest or expectancy in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we or our subsidiaries might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our amended and restated certificate of incorporation will not be able to be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment.
TPG is in the business of making investments in companies and TPG may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. These potential conflicts of interest could have a material adverse effect on our business, results of operations, financial condition, cash flows or prospects if TPG allocates attractive corporate opportunities to itself or its affiliates instead of to us.
General Risks
We may become involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us and our reputation.
From time to time, we may become involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, tort, intellectual property, data privacy, consumer protection, breach of contract, employment, class action, whistleblower and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such matters can be costly and time consuming and divert the attention of our management and key personnel from our business operations. Additionally, insurance coverage with respect to some claims against us or our directors and officers may not be available on terms that would be favorable to us, or the cost of such coverage could increase in the future. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. Any claims or litigation could cause us to incur significant expenses, including legal expenses, and, if successfully asserted against us, could require that we pay substantial damages, delay or prevent us from offering our products or services, or require that we comply with other unfavorable terms. We may also decide to settle such matters on terms that are unfavorable to us.
Our financial results may be adversely impacted by changes in accounting principles applicable to us.
Generally accepted accounting principles in the United States are set by and subject to interpretation by the FASB and the SEC and new accounting principles are adopted from time to time. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Clients, which superseded nearly all previously existing revenue recognition guidance under GAAP. The core principle of Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
We adopted this standard as of January 1, 2019 using the modified retrospective method. As a result of using this approach, the Company recognized a cumulative effect adjustment recorded to accumulated deficit for initial application of the guidance totaling $0.2 million for contracts not completed as of the date of the adoption. The adoption of ASC 606 had no transition impact on cash provided by or used in operating, financing, or investing activities reported in the consolidated statements of cash flows. Under Topic 606, more estimates, judgments, and assumptions are required within the revenue recognition process than were previously required. Our reported financial position and financial results may be harmed if our estimates or judgments prove to be wrong, assumptions change, or actual circumstances differ from those in our assumptions. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm our business and the trading price of our common stock.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change, our results of operations could be harmed.

The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes thereto. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information currently available to us and based on various other assumptions that we conclude to be reasonable under the circumstances. While management concludes that such estimates are reasonable when considered in conjunction with our consolidated balance sheets and statements of operations and comprehensive loss taken as a whole, actual results could differ materially from those estimates.
Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are subject to the application of GAAP, which is periodically revised or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies. It is possible that future accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could result in a material adverse impact on our business, results of operations or financial condition.
If securities analysts do not publish research or reports about our business or our industry or if they issue unfavorable commentary or negative recommendations with respect to our common stock, the price of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that equity research and other securities analysts publish about us, our business and our industry. We do not have control over these analysts and we may be unable or slow to attract research coverage following the completion of this offering. One or more analysts could issue negative recommendations with respect to our common stock or publish other unfavorable commentary or cease publishing reports about us, our business or our industry. If one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common stock could decline rapidly and our common stock trading volume could be adversely affected.
We will incur increased costs as a result of operating as a public company, and operating as a public company will place additional demands on our management.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and the NYSE have imposed various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these requirements will place significant additional demands on our management and will require us to enhance certain internal functions, such as investor relations, legal, financial reporting and corporate communications. Accordingly, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management regarding our internal control over financial reporting, including, once we are no longer an emerging growth company, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and time-consuming. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.
Use of Proceeds
On June 18, 2021, we closed our IPO through an underwritten sale of 13,333,334 shares of our common stock, including 11,666,667 shares sold by us and 1,666,667 shares sold by a selling stockholder, at a price of $14.00 per share. The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256370), which was declared effective by the SEC on June 15, 2021. BofA Securities, Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of each of the underwriters.
The aggregate offering price for shares sold in our IPO was approximately $186.7 million (approximately $163.3 million by us and approximately $23.3 million by the selling stockholder). We did not receive any of the proceeds from the sale of shares by the selling stockholder. We raised approximately $146.1 million in net proceeds from the offering after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $17.2 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus, dated June 15, 2021, filed with the SEC on June 17, 2021, pursuant to Rule 424(b) of the Securities Act. As described in that final prospectus, in the quarter ended June 30, 2021, we used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under our credit agreement and approximately $2.3 million to pay a one-time fee to our principal stockholder, TPG, upon the termination of our management services agreement. We have used the remainder for general corporate purposes.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of Convey Holding Parent, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

3.2	Second Amended and Restated Bylaws of Convey Holding Parent, Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

10.1	Stockholders Agreement, dated June 15, 2021, by and between Convey Holding Parent, Inc. and TPG Cannes Aggregation, L.P. (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

10.2	Registration Rights Agreement, dated June 15, 2021, by and among Convey Holding Parent, Inc., TPG Cannes Aggregation, L.P., Sharad S. Mansukani and Stephen C. Farrell (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

10.3	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

10.4†	Convey Holding Parent, Inc. 2021 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.4 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

10.5†	Convey Holding Parent, Inc. 2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

10.6†	Form of Notice of Restricted Stock Unit Award Convey Holding Parent, Inc. 2021 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.10 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 001-40506)).

10.7†	Form of Notice of Stock Option Award Convey Holding Parent, Inc. 2021 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.9 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 001-40506)).

10.8*
Amendment No. 3 to First Lien Credit Agreement, dated as of April 27, 2021, by and among Convey Health Solutions, Inc., Ares Capital Corporation, as administrative agent and as collateral agent, the lenders party thereto and, solely for the purposes set forth therein, Convey Health Parent, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
________________________
*    Filed herewith
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Convey Holding Parent, Inc.

Date:	August 12, 2021	By:	/s/ Stephen C. Farrell
Name: Stephen C. Farrell
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Convey Holding Parent, Inc.

Date:	August 12, 2021	By:	/s/ Timothy Fairbanks
Name: Timothy Fairbanks
Title: Chief Financial Officer & Executive Vice President
(Principal Financial Officer)