Form 10-Q
period 2021-09-30
Convey Health Solutions Holdings, Inc.
filed 2021-11-10
CIK 1787640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _ to _
Commission file number 001-40506
Convey Health Solutions Holdings, Inc.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 31, 2021, the registrant had 73,194,171 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$36,441	$45,366
Accounts receivable, net of allowance for doubtful accounts of $275 and $610 as of September 30, 2021, and December 31, 2020, respectively	46,798	50,589
Inventories, net	13,860	11,094
Prepaid expenses and other current assets	12,894	15,220
Restricted cash	3,560	3,560
Total current assets	113,553	125,829
Property and equipment, net	19,318	20,667
Intangible assets, net	224,554	238,842
Goodwill	455,206	455,206
Restricted cash	—	160
Other assets	1,725	2,364
Total assets	$814,356	$843,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,864	$21,308
Accrued expenses	41,969	67,159
Capital lease obligations, current portion	494	361
Deferred revenue, current portion	4,662	6,466
Term loans, current portion	—	2,500
Total current liabilities	58,989	97,794
Capital leases obligations, net of current portion	660	1,129
Deferred taxes, net	21,417	26,561
Term loans, net of current portion	189,482	239,290
Other long-term liabilities	7,683	8,144
Total liabilities	278,231	372,918
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2021 and no shares authorized, issued or outstanding as of December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 and 126,000,000 shares authorized as of September 30, 2021, and December 31, 2020, respectively; 73,194,171 and 61,321,424 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	733	613
Additional paid-in capital	569,038	492,747
Accumulated other comprehensive income	33	78
Accumulated deficit	(33,679)	(23,288)
Total shareholders’ equity	536,125	470,150
Total liabilities and shareholders’ equity	$814,356	$843,068
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
Services	$44,191	$37,207	$130,002	$104,814
Products	38,220	32,321	110,288	91,019
Net revenues	82,411	69,528	240,290	195,833
Operating expenses:
Cost of services(1)	20,993	20,077	65,799	59,719
Cost of products(1)	24,221	21,226	73,047	60,643
Selling, general and administrative	21,296	18,784	70,986	58,886
Depreciation and amortization	7,473	6,918	22,667	20,710
Transaction related costs	328	80	2,969	277
Change in fair value of contingent consideration	—	—	96	—
Total operating expenses	74,311	67,085	235,564	200,235
Operating income (loss)	8,100	2,443	4,726	(4,402)
Other income (expense):
Interest income	—	—	—	7
Loss on extinguishment of debt	—	—	(5,015)	—
Interest expense	(3,283)	(4,561)	(15,144)	(13,478)
Total other expense, net	(3,283)	(4,561)	(20,159)	(13,471)
Income (loss) from continuing operations before income taxes	4,817	(2,118)	(15,433)	(17,873)
Income tax (expense) benefit	(1,131)	472	5,042	3,272
Net income (loss) from continuing operations	3,686	(1,646)	(10,391)	(14,601)
Income (loss) from discontinued operations, net of tax	—	(6)	—	37
Net income (loss)	$3,686	$(1,652)	$(10,391)	$(14,564)
Income (loss) per common share – Basic and diluted
Continuing operations	0.05	(0.03)	(0.16)	(0.24)
Discontinued operations	—	—	—	—
Net income (loss) per common share	$0.05	$(0.03)	$(0.16)	$(0.24)

Net income (loss)	$3,686	$(1,652)	$(10,391)	$(14,564)
Foreign currency translation adjustments	(33)	28	(45)	47
Comprehensive income (loss)	$3,653	$(1,624)	$(10,436)	$(14,517)
________________________
(1)    Excludes amortization of intangible assets and depreciation, which are separately stated below.
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended September 30, 2021
June 30, 2021	73,013,291	$730	$566,589	$66	$(37,365)	$530,020
Share-based compensation	—	—	1,093	—	—	1,093
Foreign currency translation adjustments	—	—	—	(33)	—	(33)
Exercise of vested stock options	172,728	3	1,356	—	—	1,359
Issuance of common stock related to restricted stock units	8,152	—	—	—	—	—
Net income	—	—	—	—	3,686	3,686
September 30, 2021	73,194,171	733	569,038	33	(33,679)	536,125
For the Nine Months Ended September 30, 2021
December 31, 2020	61,321,424	613	492,747	78	(23,288)	470,150
Share-based compensation	—	—	3,166	—	—	3,166
Foreign currency translation adjustments	—	—	—	(45)	—	(45)
Issuance of common stock to a board of directors member	25,200	—	250	—	—	250
Issuance of common stock in initial public offering, net of issuance costs of $17.2 million	11,666,667	117	146,019	—	—	146,136
Exercise of vested stock options	172,728	3	1,356			1,359
Issuance of common stock related to restricted stock units	8,152	—	—	—	—	—
Dividend	—	—	(74,500)	—	—	(74,500)
Net loss	—	—	—	—	(10,391)	(10,391)
September 30, 2021	73,194,171	$733	$569,038	$33	$(33,679)	$536,125

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended September 30, 2020
June 30, 2020	61,321,424	$613	$489,991	$40	$(29,738)	$460,906
Share-based compensation	—	—	1,745	—	—	1,745
Foreign currency translation adjustments	—	—	—	28	—	28
Net loss	—	—	—	—	(1,652)	(1,652)
September 30, 2020	61,321,424	613	491,736	68	(31,390)	461,027
For the Nine Months Ended September 30, 2020
December 31, 2019	61,321,424	613	486,065	21	(16,826)	469,873
Share-based compensation	—	—	5,671	—	—	5,671
Foreign currency translation adjustments	—	—	—	47	—	47
Net loss	—	—	—	—	(14,564)	(14,564)
September 30, 2020	61,321,424	$613	$491,736	$68	$(31,390)	$461,027
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(10,391)	$(14,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	4,155	2,933
Amortization expense	18,512	17,777
Loss on extinguishment of debt	5,015	—
Provision for bad debt	(125)	79
Provision for inventory reserve	941	25
Deferred income taxes	(5,144)	(4,182)
Amortization of debt issuance costs	876	783
Change in fair value of contingent consideration	96	—
Share-based compensation	3,166	5,671
Changes in operating assets and liabilities:
Accounts receivable	3,916	9,782
Inventory	(3,707)	(6,522)
Prepaid expenses and other assets	2,830	3,092
Accounts payable and other accrued liabilities	(13,145)	12,483
Deferred revenue	(1,489)	(3,042)
Payment on contingent consideration	(10,329)	—
Net cash (used in) provided by operating activities	(4,823)	24,315
Cash flows from investing activities
Acquisition, net of cash received	—	(3,758)
Purchases of property and equipment, net	(4,713)	(3,385)
Capitalized software development costs	(4,051)	(2,960)
Net cash used in investing activities	(8,764)	(10,103)
Cash flows from financing activities
Proceeds from issuance of debt	78,000	25,000
Payment of debt issuance cost	(2,133)	(1,148)
Principal payment on term loan	(132,368)	(1,813)
Payment on capital leases	(336)	(73)
Proceeds from issuance of common stock to a board of directors member	250	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	146,136	—
Prepayment premium on early repayment of term loan	(1,563)	—
Payment on contingent consideration	(10,303)	(11,010)
Exercise of vested stock options	1,359	—
Dividend	(74,500)	—
Net cash provided by financing activities	4,542	10,956
Effect of exchange rate changes on cash	(40)	51
Net (decrease) increase in cash and cash equivalents and restricted cash	(9,085)	25,219
Cash, cash equivalents and restricted cash at beginning of period	49,086	21,346
Cash, cash equivalents and restricted cash at end of period	$40,001	$46,565
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$36,441	$41,230
Restricted cash	3,560	1,615
Restricted cash, non-current	—	3,720
Cash, cash equivalents and restricted cash	$40,001	$46,565
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HOLDING PARENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,111	$38
Cash paid for interest	$14,885	$11,028
Non-cash investing and financing activities:
Capitalized software and property and equipment, net included in accounts payable	$1,219	$819

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
The accompanying condensed consolidated financial statements are unaudited and include the accounts of Convey and our wholly-owned subsidiaries. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our condensed consolidated statements of operations and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
comprehensive income (loss), shareholders’ equity, and cash flows for the nine months ended September 30, 2021, and 2020, and the condensed consolidated balance sheet as of September 30, 2021, reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results for the periods shown.
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
COVID-19 Pandemic
During the first quarter ended March 31, 2020, concerns related to the spread of novel coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state and local level in the U.S., and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. While some of these actions have eased, escalating transmission rates (including of the Delta variant of COVID-19), slowing and uneven vaccination rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in the U.S. and international markets and the global impact of the pandemic continues to evolve. The impact of COVID-19 on our business has resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, the Advisory Services segment.
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic will impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants, such as Delta); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our condensed consolidated financial statements as of and for the nine months ended September 30, 2021, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information currently available to us and based on various other assumptions that we conclude to be reasonable under the circumstances. While management concludes that such estimates are reasonable when considered in conjunction with our condensed consolidated balance sheets and statements of operations and comprehensive income (loss) taken as a whole, actual results could differ materially from those estimates.

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
Customer Concentrations
Revenue and Accounts receivable from our major customers are as follows:

	Revenues		Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Customer A	$15,409	$13,479	$41,594	$33,547
% of total revenue	18.7%	19.4%	17.3%	17.1%
Customer B	$13,492	$12,215	$44,888	$34,636
% of total revenue	16.4%	17.6%	18.7%	17.7%

	Accounts Receivable
(in thousands)	September 30, 2021	December 31, 2020
Customer A	$4,344	$7,582
% of total accounts receivable	9.3%	15.0%
Customer B	$7,558	$3,447
% of total accounts receivable	16.2%	6.8%
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
During the nine months ended September 30, 2021, we made a final payment of $13.1 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the nine months ended September 30, 2021:

(in thousands)
Balance at December 31, 2020	$20,538
Payments against the earn-out liabilities	(7,500)
Payments against the holdback liabilities	(13,134)
Change in fair value of earn-out liabilities	96
Balance at September 30, 2021	$—

The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the nine months ended September 30, 2020:

(in thousands)
Balance at December 31, 2019	$43,175
Payments against the earn-out liabilities	(11,010)
Change in fair value of the holdback liabilities	—
Change in fair value of the earn-out liabilities	—
Balance at September 30, 2020	$32,165
Net Income (Loss) Per Common Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common shareholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income (loss) per common share attributable to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses from continuing operations are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to common shareholders
Net income (loss) from continuing operations	$3,686	$(1,646)	$(10,391)	$(14,601)
Net income (loss) from discontinued operations	—	(6)	—	37
Net income (loss) attributable to common shareholders	$3,686	$(1,652)	$(10,391)	$(14,564)
Weighted-average common shares outstanding:
Basic and diluted	73,061,790	61,321,424	65,841,840	61,321,424
Income (Loss) per share:
Basic and diluted
Continuing operations	$0.05	$(0.03)	$(0.16)	$(0.24)
Discontinued operations	—	—	—	—
Net income (loss) per common share	$0.05	$(0.03)	$(0.16)	$(0.24)
For the three and nine months ended September 30, 2021, and 2020, 5,790,375 and 5,621,364 of potentially dilutive share-based awards outstanding, respectively, were excluded from the computation of diluted net income (loss) related to common holders as their effect was anti-dilutive. See Note 10. Share-Based Compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Significant Accounting Policies
There have been no material changes in our significant accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 to the consolidated financial statements for the year ended December 31, 2020, which are included in the Prospectus.
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
Accounting Pronouncements Issued Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As of September 30, 2021, we have identified our arrangements that are within the scope of the new guidance and have evaluated our portfolio of leases, which is primarily comprised of operating real estate leases for our respective offices. We will elect the package of practical expedients under which we will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of the adoption and, upon adoption, will recognize the right-of-use lease assets and related lease liabilities as of the adoption date using the modified retrospective approach. Prior period information will not be restated. Upon transition to the guidance as of the date of adoption, we expect a material effect on the consolidated balance sheet. Further, we do not expect that the adoption of the guidance will have a material effect on the consolidated statements of operations or cash flows.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), subsequently clarified in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The main provisions of this update provide optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. We are currently evaluating the new guidance to determine the impact ASU 2020-04 and ASU 2021-01 will have on our consolidated financial statements.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Technology Enabled Solutions
We help health plans to grow membership and revenue as well as operate more effectively and efficiently. We also assist our clients in managing the compliance and administrative requirements imposed under government sponsored health plans. Our technology solutions are primarily delivered through a web-based customizable application. This application is used to identify, track, and administer contractual services, or benefits provided under a client’s plan to its Medicare and Medicaid beneficiaries. We also provide analytics over healthcare data to capture and assess gaps in risk documentation, quality, clinical care, and compliance. Our services are provided through three primary solutions:
•Advanced Plan Administration provides technology-enabled plan administration services for government-sponsored health plans. Our solution encompasses eligibility and enrollment processing, member services, premium billing and payment processing, reconciliation and other related services.
•Supplemental Benefit Administration provides technology enabled services to manage supplemental benefits provided to members through their Medicare Advantage plans. Our services include benefit design and administration, member eligibility and engagement, product fulfillment, end to end analytics and reporting, as well as catalog development and product distribution.
•Value Based Payment Assurance provides payment tools and data analytics to improve revenue accuracy and identify gaps in quality, clinical care and compliance. Increasingly we are combining these analytics capabilities with our Advanced Plan Administration and Supplemental Benefit Administration offerings.
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
Disaggregation of revenue
The following tables present disaggregated revenue by reporting segment:

(in thousands)	For the Three Months Ended September 30, 2021
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$38,220	$—	$38,220
Health Plan Management	20,750	—	20,750
Consulting Services	1,671	13,090	14,761
Software Services	5,705	73	5,778
Data Analytics	2,902	—	2,902
Total	$69,248	$13,163	$82,411

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in thousands)	For the Nine Months Ended September 30, 2021
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$110,288	$—	$110,288
Health Plan Management	65,856	—	65,856
Consulting Services	4,153	40,021	44,174
Software Services	10,631	73	10,704
Data Analytics	9,268	—	9,268
Total	$200,196	$40,094	$240,290

(in thousands)	For the Three Months Ended September 30, 2020
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$32,321	$—	$32,321
Health Plan Management	18,334	—	18,334
Consulting Services	1,969	9,472	11,441
Software Services	5,060	—	5,060
Data Analytics	2,372	—	2,372
Total	$60,056	$9,472	$69,528

(in thousands)	For the Nine Months Ended September 30, 2020
	Technology Enabled Solutions	Advisory Services	Total
Product Revenue	$91,019	$—	$91,019
Health Plan Management	55,795	—	55,795
Consulting Services	3,604	28,983	32,587
Software Services	9,139	—	9,139
Data Analytics	7,293	—	7,293
Total	$166,850	$28,983	$195,833
The revenue recognition pattern, point in time or over time, is consistent within all revenue categories with the exception of Data Analytics which includes revenue recognized on both a point in time and over time basis. The amount of point in time revenue within Data Analytics was $1.2 million and $0.7 million during the three months ended September 30, 2021, and 2020, respectively, and $4.3 million and $2.5 million during the nine months ended September 30, 2021, and 2020, respectively.
Contract Balances
The timing of our revenue recognition, invoicing, and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Accounts receivable includes unbilled receivable balances of $10.6 million and $16.0 million as of September 30, 2021, and December 31, 2020, respectively.
Deferred revenue represents payments received from our customers in advance of recognition of revenue. Deferred revenue that will be recognized during the succeeding 12 months is recognized as current deferred revenue and the remaining portion is recognized as non-current deferred revenue within Other long-term liabilities. Revenue recognized during the nine months ended September 30, 2021, and 2020 that was included in the deferred revenue balance at the beginning of the period was $5.9 million and $6.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
The timing and amount of revenue recognition for our remaining performance obligations are influenced by several factors and therefore the amount of remaining obligations may not be a meaningful indicator of future results. Total RPO equaled $10.3 million as of September 30, 2021, of which we expect to recognize approximately $4.8 million over the next 12 months. The remaining $5.5 million is expected to be recognized in fiscal years 2022, 2023 and 2024 by $1.2 million, $4.1 million and $0.2 million, respectively.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Prepaid expenses and other advances	$2,513	$4,272
Software licenses	3,220	1,492
Insurance	1,095	852
Inventory purchase advances	177	2,206
Cloud computing subscription & implementation costs	4,806	1,986
Tenant facility lease allowances	789	789
Deferred IPO costs	—	446
Other current assets	294	3,177
Total prepaid expenses and other current assets	$12,894	$15,220
NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	Estimated Life (in years)	September 30, 2021	December 31, 2020
Office and computer equipment	3 – 8 years	$12,822	$10,383
Leasehold improvements	Up to 10 years	10,503	10,572
Furniture and fixtures	2 – 8 years	3,794	3,794
Software	3 years	1,836	1,486
		28,955	26,235
Less: accumulated depreciation		(9,637)	(5,568)
Property and equipment, net		$19,318	$20,667
Depreciation expense for the three months ended September 30, 2021, and 2020 totaled $1.4 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2021, and 2020 totaled $4.2 million and $2.9 million, respectively.
We lease various equipment and software under capital leases. The depreciation expense associated with the assets under capital leases for the three months ended September 30, 2021, and 2020, totaled $0.1 million and $0.02 million, respectively. The depreciation expense associated with the assets under capital leases for the nine months ended September 30, 2021, and 2020, totaled $0.3 million and $0.05 million, respectively. Assets held under capital leases are included in property and equipment as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in thousands)	September 30, 2021	December 31, 2020
Office and computer equipment	$1,682	$1,682
Less: accumulated depreciation	(528)	(192)
Total financing leases included in property and equipment	$1,154	$1,490
NOTE 6. INTANGIBLE ASSETS AND GOODWILL
The carrying amount of goodwill by reporting unit as of both September 30, 2021, and December 31, 2020 was $88.9 million for Advanced Plan Administration, $190.2 million for Supplemental Benefits Administration, $138.2 million for Value Based Payment Assurance and $37.9 million for Advisory Services, respectively.
The goodwill allocated to the Technology Enabled Solutions and Advisory Services reportable segments is $417.3 million and $37.9 million, respectively as of September 30, 2021, and December 31, 2020. Goodwill is assessed for impairment on an annual basis and on an interim basis when indicators of impairment exist. There were no indicators of impairment as of September 30, 2021.

The carrying value of identifiable intangible assets consisted of the following as of September 30, 2021:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(3,031)	$24,269
Customer relationships	189,000	(35,795)	153,205
Technology	47,800	(9,958)	37,842
Capitalized software development costs	10,628	(1,390)	9,238
Total intangible assets	$274,728	$(50,174)	$224,554
The carrying value of identifiable intangible assets consisted of the following as of December 31, 2020:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(1,940)	$25,360
Customer relationships	189,000	(22,909)	166,091
Technology	47,800	(6,373)	41,427
Capitalized software development costs	6,405	(441)	5,964
Total intangible assets	$270,505	$(31,663)	$238,842
Amortization expense for Trade names, Customer relationships and Technology for the three months ended September 30, 2021, and 2020, totaled $5.9 million for each period. Amortization expense for Trade names, Customer relationships and Technology for the nine months ended September 30, 2021, and 2020, totaled $17.6 million for each period.
Amortization expense for Capitalized software development costs for the three months ended September 30, 2021, and 2020, totaled $0.2 million and $0.1 million, respectively. Amortization expense for Capitalized software development costs for the nine months ended September 30, 2021, and 2020, totaled $0.9 million and $0.2 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7. ACCRUED EXPENSES
Accrued expenses and other current liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Contingent consideration	$—	$20,538
Incentive bonus	11,345	12,198
Employee related	9,306	11,065
Sales and use tax	10,957	7,469
Rebates	2,803	3,822
Accrued interest	1,493	2,794
Accrued professional fees	3,772	6,389
Other	2,293	2,884
Total accrued expenses	$41,969	$67,159
NOTE 8. CREDIT FACILITY
On September 4, 2019, we entered into the First Lien Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured credit facilities consisting of (i) a $225.0 million closing date term loan (the “Term Facility”) and loans thereunder (the “Term Loans”) and (ii) a $40.0 million revolving credit facility (the “Revolving Facility”) (collectively, the “Credit Facility”). The Term Facility has a seven-year term which expires on September 4, 2026 and the Revolving Facility has a five-year term which expires on September 4, 2024. We paid debt issuance costs of approximately $6.1 million on the closing date of the Credit Facility, $5.2 million is being amortized over the life of the Term Facility (84 months) and $0.9 million is being amortized over the term of the Revolving Facility (60 months) on a straight-line method. The Revolving Facility includes a letter of credit sub-facility (subject to a sublimit not to exceed $10.0 million) and a swing line loan sub-facility (subject to a sublimit not to exceed $10.0 million).
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Lien Net Leverage Ratio, as defined in the Credit Agreement (maximum debt to Earnings Before Interest, Income Tax, Depreciation and Amortization (“EBITDA”), as defined in the Credit Agreement) at such time and ranges from 0.375% to 0.500% per annum. We are also required to pay customary letter of credit fees and certain other agency fees.
On July 12, 2021, CHS entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4 amends the Credit Agreement to provide for, among other things, (i) the reduction of the Applicable Rate (as defined in the Credit Agreement) for Eurodollar Rate Loans (as defined in the Credit Agreement) from 5.25% to 4.75% and, for Base Rate Loans (as defined in the Credit Agreement), from 4.25% to 3.75%, and (ii) the reduction of the floor for the Eurodollar Rate (as defined in the Credit Agreement) from 1.00% to 0.75% for the Closing Date Term Loans (as defined in the Credit Agreement). Amendment No. 4 was accounted for as a debt modification.
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
Subsequent to the 2021 Incremental Term Loan, we are required to make quarterly payments (i) commencing with the quarter ended March 31, 2021, in an aggregate principal amount equal to $0.8 million for the Term Facility and the 2021 Incremental Term Loan, with the balance due upon maturity date and (ii) in respect of the 2020 Incremental Term Loans, in an amount equal to 0.25% of the aggregate principal amount of the 2020 Incremental Term Loan outstanding on April 8, 2020, with the balance due on maturity. We are required to repay the aggregate principal amount outstanding under the Revolving Facility, and the aggregate principal amount of each swing line loan under the Revolving Facility, at maturity of the Revolving Facility on September 4, 2024. In connection with the prepayment noted under the “Extinguishment of Debt” below, no additional scheduled installments of principal are required.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Other Information
As of September 30, 2021, and December 31, 2020, unamortized deferred financing costs for the Term Loans totaled $3.1 million and $5.2 million, respectively. Amortization of deferred financing costs for the three months ended September 30, 2021, and 2020, totaled $0.2 million for each period. Amortization of deferred financing costs for the nine months ended September 30, 2021, and 2020, totaled $0.7 million and $0.6 million, respectively.
As of September 30, 2021 and December 31, 2020, unamortized deferred financing costs associated with the Revolving Facility totaled $0.5 million and $0.7 million, respectively, and were included in Other assets in the condensed consolidated balance sheets. Amortization of deferred financing costs was approximately $50 thousand for each of the three months ended September 30, 2021, and 2020. Amortization of deferred financing costs was approximately $0.1 million for each of the nine months ended September 30, 2021, and 2020.
Amortization of deferred financing costs is included within Interest expense in the condensed consolidated statement of operations and comprehensive income (loss).
For the nine months ended September 30, 2021, and 2020, the average interest rate for the Term Facility was 6.3% and 6.6%, respectively. As of September 30, 2021, and December 31, 2020, the aggregate principal balance was $192.6 million and $222.2 million, respectively.
For the nine months ended September 30, 2021, the average interest rate for the 2020 Incremental Term Loan was 10%. As of December 31, 2020, the aggregated principal balance was $24.8 million.
For the nine months ended September 30, 2021, the average interest rate for the 2021 Incremental Term Loan was 7.0%.
For the nine months ended September 30, 2021, and 2020, the average interest rate for the Revolving Facility was 2.75% for each period. As of September 30, 2021, and December 31, 2020, the available balance was $39.5 million. On January 23, 2020, we established an irrevocable transferable letter of credit (“LOC”) in the favor of a lessor totaling $0.5 million. The LOC expired on January 31, 2021, however, per the terms of the agreement, the LOC automatically extends for a one year period upon the expiration date and each anniversary thereafter, unless at least 60 days prior to such expiration date or anniversary written notice is provided that we elect not to extend the LOC. The LOC was automatically extended for a one year period on January 31, 2021.
Debt consists of the following as of September 30, 2021, and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Term loans	$192,631	$246,999
Less: deferred financing costs	(3,149)	(5,209)
Term loans, net of deferred financing costs	189,482	241,790
Less: current portion	—	(2,500)
	$189,482	$239,290
NOTE 9. SHAREHOLDERS’ EQUITY
As of September 30, 2021, we are authorized to issue 500,000,000 shares of common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. See Note 1 for additional information related to the Stock Split and IPO.
In February 2021, our Board, through a unanimous written consent, adopted a written resolution declaring a special dividend of $1.18 per share of common stock totaling $74.5 million in cash (“Special Dividend”) ultimately to be distributed to the shareholders of Convey. Of the Special Dividend, $72.2 million was paid to existing shareholders and $2.3 million was paid

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
to outstanding and vested stock option holders. The Special Dividend was paid out during the nine months ended September 30, 2021.
NOTE 10. SHARE-BASED COMPENSATION
On September 4, 2019, the effective date, Convey’s Board of Directors adopted the Cannes Holding Parent, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). The 2019 Equity Plan was terminated and replaced and superseded by the 2021 Plan (as defined below) on the effective date of the 2021 Plan and no further grant of awards under the 2019 Equity Plan will be made after such effective date. Outstanding awards granted under the 2019 Equity Plan remain in effect pursuant to their terms.
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
In June 2021, in connection with the IPO and pursuant to the 2021 Plan, Convey issued option awards to acquire 497,321 shares of Convey’s common stock with an exercise price of $14.00 per share and a term of ten (10) years. In addition, Convey issued 198,929 RSUs with a grant date fair value of $13.00 per unit. The option awards and RSUs are time-vesting awards which vest 25% on the first anniversary of the commencement date, and the remainder will vest in 12 equal 3-month installments over the following three years.
In August 2021, pursuant to the 2021 Plan, Convey issued option awards to acquire 20,380 shares of Convey’s common stock with an exercise price of $9.20 per share and a term of five (5) years. In addition, Convey issued 8,152 RSUs with a grant date fair value of $9.20 per unit. The option awards and RSUs were fully vested as of the date of the grant.
The following table summarizes the total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Selling, general and administrative	$1,093	$1,745	$3,166	$5,671
Total stock-based compensation expense	$1,093	$1,745	$3,166	$5,671
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the Modification, 3,653,837 unvested stock options outstanding with an original exercise price of $7.94 were modified.
There was no incremental stock-based compensation expense as there was no incremental fair value generated as a result of the Modification.
Stock Option Grants
Stock option activity and information about stock options outstanding are summarized in the following table:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	5,621,364	$7.94	9.20
Granted	587,001	13.35
Exercised	(172,728)	7.86
Forfeited	(399,483)	8.78
Outstanding at September 30, 2021	5,636,154	7.68	8.49
Vested or expect to vest as of September 30, 2021	5,636,154	7.68	8.49
Vested and Exercisable as of September 30, 2021	2,084,658	7.80	8.36
The stock options are equity-based awards and their aggregate intrinsic value outstanding and exercisable at September 30, 2021, is $0. The weighted average fair value of options granted in 2021 was $4.60.
As of September 30, 2021, there was approximately $11.5 million total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.29 years.
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
Restricted Stock Units
Activity and information about non-vested RSUs outstanding are summarized in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	207,081	2,661
Vested	(8,152)	(75)
Forfeited	(44,643)	(580)
Outstanding at September 30, 2021	154,286	$2,006
One RSU gives the right to one share of the Company’s common stock. RSUs that vest based on service are measured based on the fair value of the underlying stock on the date of grant. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.
As of September 30, 2021, there was approximately $1.9 million total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.71 years.
Long-Term Incentive Awards
In March 2020, Convey issued fifty-six (56) Long-Term Incentive (LTI) awards with a total grant-date fair value of $1.1 million to employees. These awards vest upon satisfaction of the performance condition as determined by our Board of Directors at its sole discretion, subject to the participants continued employment or service. The performance condition is satisfied by TPG meeting a certain multiple-of-money return, on a scale, prior to or upon (i) TPG in the aggregate beneficially owning less than 20% of the voting equity securities of the Company or (ii) the date on which a change in control occurs. The awards contain a market condition with an implicit performance condition. No awards have vested as of September 30, 2021, as such events did not occur during the nine months ended September 30, 2021. No awards have been granted or cancelled during the nine months ended September 30, 2021. The awards do not expire. On the date the performance condition is met, any unvested awards will be forfeited.

LTI Awards
Outstanding as of December 31, 2020	54
Forfeited	(10)
Outstanding as of September 30, 2021	44
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
NOTE 11. EMPLOYEE SAVINGS PLAN
We offer our employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, we may elect to make matching or other contributions into the savings plan. We made matching contributions of $0.4 million for each of the three months ended September 30, 2021 and 2020, and $1.6 million and $1.4 million for the nine months ended September 30, 2021, and 2020, respectively, to our employee savings plan, which is included within Selling, general and administrative expenses, Cost of services and Cost of products in the condensed consolidated statement of operations and comprehensive income (loss).
NOTE 12. TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our global annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to change resulting from several factors, including variability in forecasting our pre-tax and taxable income and loss due to external changes in market conditions, changes in statutes, regulations and administrative practices, principles, and interpretations related to tax. Our

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. As a result of circumstances surrounding our forecasted pre-tax loss, in accordance with ASC 740 principles, our interim year to date tax benefit is based on actual results through September 30, 2021. We believe this approach is the most fair representation of our income tax benefit as of September 30, 2021.
Our income tax (expense) benefit for the three months ended September 30, 2021, and 2020, was $(1.1) million and $0.5 million, respectively. Our income tax benefit for the nine months ended September 30, 2021, and 2020, was $5.0 million and $3.3 million, respectively. For the nine months ended September 30, 2021, our effective tax rate of 26.0% was above the U.S. statutory rate of 21% primarily due to state taxes and tax credits. These items were primarily offset by certain other non-deductible items. For the nine months ended September 30, 2020, our effective tax rate of 15.0% was below the U.S. statutory rate of 21.0% primarily due to state taxes, foreign taxes, tax on Global Intangible Low-Taxed Income, and disallowed wage expense and fringe benefits. These items were primarily offset by tax credits. For the three and nine months ended September 30, 2021, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties were recorded as a result of tax uncertainties.
NOTE 13. TRANSACTION RELATED COSTS
The following table represents the components of Transaction related costs as reported in the condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Mergers and acquisitions related costs	$70	$80	$168	$277
Public company readiness costs	258	—	2,801	—
Total	$328	$80	$2,969	$277
NOTE 14. COMMITMENTS AND CONTINGENCIES
Leases
We lease office space, warehouse and distribution space, and equipment under non-cancelable operating and capital leases expiring at various dates through 2029. Lease terms generally range from two to seven years with one to two renewal options for extended terms which are taken into consideration when evaluating the overall term of the lease. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period. Certain of these leases contain rent concessions and payment escalations, in which case rent expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease.
Rent expense under all operating leases was approximately $2.1 million for each of the three months ended September 30, 2021, and 2020, respectively. Rent expense under all operating leases was approximately $6.3 million and $6.0 million, for the nine months ended September 30, 2021, and 2020, respectively.
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
Inventory Purchases
As of September 30, 2021 and December 31, 2020, we have contractual commitments to purchase inventory from certain manufacturers totaling $3.3 million and $6.5 million, respectively.
Legal Proceedings

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
On July 11, 2017, Ronnie Kahululani Solis (“Solis”) filed suit in the Los Angeles Superior Court against one of our former subsidiaries, Gorman Health Group, LLC (“Gorman”), which merged into Convey Health Solutions, Inc. effective September 1, 2020, for damages for negligence and negligence per se arising out of an incident that occurred on March 3, 2017. Solis alleged damages in excess of $6.0 million stemming from an accident involving a vehicle and a motorcycle. The vehicle was being operated by a Gorman employee in the scope of his employment. The Company is covered by insurance up to $6.0 million. In July 2021, the parties reached an agreement to settle the claim for $1.2 million and in August 2021, the settlement was paid by the insurance company.
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
ASC Topic 450, Contingencies, (“ASC 450”) requires an estimated loss to be accrued by a charge to income if it is probable that a liability has been incurred at the date of the financial statements and the amount of the liability can be reasonably estimated. We recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $11.0 million and $7.5 million at September 30, 2021, and December 31, 2020, respectively. These are included in accrued liabilities in our condensed consolidated balance sheets.
NOTE 15. RELATED PARTY TRANSACTIONS
TPG Management Service Agreement
On September 4, 2019, in connection with the Merger, we entered into a management services agreement (“MSA”) with TPG. Under the MSA, TPG agreed to provide certain financial, strategic advisory services, and consulting services in exchange for (i) reimbursement of certain expenses incurred by TPG and (ii) an aggregate annual retainer fee of 1% based on our previous year’s consolidated EBITDA determined by Convey’s Board of Directors. Additional services may be provided in exchange for the fees structured within the MSA. During the nine months ended September 30, 2021, and 2020, we paid management and consulting fees of $0.4 million and $0.3 million, respectively. Also, during the nine months ended September 30, 2021, and 2020, we paid TPG a fee of $1.2 million and $0.3 million for services provided in connection with establishing: (i) the 2021 Incremental Term Loan and the July 2021 amendment to the Credit Agreement and (ii) the 2020 Incremental Term Loan, respectively.

In the event the MSA is terminated by an IPO or business combination and TPG continues to hold at least 10% of equity of the Company upon closing of such transaction, we are required to pay TPG the net present value of the remaining portion of management and consulting fees that would have been incurred until three years after the date of such termination, as well as certain other expenses of TPG. In connection with the IPO completed in June 2021, we paid TPG a $2.3 million termination fee. The termination fee is included within Selling, general and administrative expenses in the condensed consolidated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
statement of operations and comprehensive income (loss). There was no amount payable to TPG as of September 30, 2021, or December 31, 2020.
EIR Partners Consulting Agreement
We have a Consulting Agreement with EIR Partners, LLC (“EIR”), a former member of the Company’s Board of Directors, and a current shareholder. Under the terms of the Consulting Agreement, EIR provides consulting services for the purpose of analyzing and reviewing potential sellers in the marketplace for the benefit of the Company as agreed to from time-to-time. As compensation for service, the Company remits to EIR $10 thousand monthly, plus reasonable out-of-pocket expenses incurred in the performance of the duties under the Consulting Agreement. The Consulting Agreement may be terminated by either party upon providing 10 days advance written notice and unless terminated, automatically renews for additional terms of one year. For the nine months ended September 30, 2021, and 2020, $80 thousand and $90 thousand were paid for services rendered, respectively. The Consulting Agreement is still active with the Company.
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
The operating results of our discontinued operations through the date of abandonment are as follows:

(in thousands)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Major line items constituting income from discontinued operations
Operating income (loss)	$(8)	$50
Income (loss) from discontinued operations before provision for income taxes	(8)	50
Provision expense (benefit) for income taxes	(2)	13
Income (loss) from discontinued operations, net of tax	$(6)	$37
There were no assets or liabilities related to discontinued operations as of September 30, 2021, and December 31, 2020.
Cash flows from discontinued operations for the nine months ended September 30, 2021, and 2020, were insignificant.
NOTE 17. SEGMENT INFORMATION
ASC 280 establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined that we have two reportable segments: Technology Enabled Solutions and Advisory Services. These reportable segments reflect the manner in which the Chief Operating Decision Maker (“CODM”) group assesses information for decision-making purposes. The CODM group consists of our Chief Executive Officer and Chief Financial Officer.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
We do not report assets by reportable segment, as this metric is not used by the CODM group to allocate resources to the segments.
Presented in the tables below is revenue and Segment Adjusted EBITDA by reportable segment:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
(in thousands)	Technology Enabled Solutions	Advisory Services	Technology Enabled Solutions	Advisory Services
Revenue	$69,248	$13,163	$200,196	$40,094
Segment Adjusted EBITDA	$19,786	$4,559	$52,038	$13,159

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(in thousands)	Technology Enabled Solutions	Advisory Services	Technology Enabled Solutions	Advisory Services
Revenue	$60,056	$9,472	$166,850	$28,983
Segment Adjusted EBITDA	$19,088	$1,799	$44,196	$4,068
The following table presents a reconciliation of Segment Adjusted EBITDA to the condensed consolidated U.S. GAAP net income (loss) from continuing operations:

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Technology Enabled Solutions Segment Adjusted EBITDA	$19,786	$19,088	$52,038	$44,196
Advisory Services Segment Adjusted EBITDA	4,559	1,799	13,159	4,068
Total	$24,345	$20,887	$65,197	$48,264
Unallocated(1)	$(3,742)	$(2,086)	$(8,731)	$(6,410)
Adjustments to reconcile to U.S. GAAP net income (loss) from continuing operations
Depreciation and amortization	(7,473)	(6,918)	(22,667)	(20,710)
Interest, net	(3,283)	(4,561)	(15,144)	(13,471)
Income tax provision	(1,131)	472	5,042	3,272
Cost of COVID-19(2)	(746)	(3,254)	(3,057)	(7,772)
Sales and use tax	(1,734)	(2,122)	(5,802)	(5,577)
Non-cash stock compensation expense	(1,093)	(1,745)	(3,166)	(5,671)
Transaction related costs	(328)	(80)	(2,969)	(277)
Acquisition bonus expense – HealthScape and Pareto acquisition	(192)	(481)	(481)	(1,476)
Loss on extinguishment of debt	—	—	(5,015)	—
Director and officer prior act liability insurance policy(3)	—	—	(7,861)	—
Other(4)	(937)	(1,758)	(5,737)	(4,773)
Net income (loss) from continuing operations	$3,686	$(1,646)	$(10,391)	$(14,601)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
(4)These adjustments include individual adjustments related to fees associated with obtaining the incremental loans, management fees, management service agreement termination fee, board of directors related fees, and consulting costs for the selection of ERP solution.
NOTE 18. SUBSEQUENT EVENT
Effective November 4, 2021, Convey Holding Parent, Inc., changed its name to Convey Health Solutions Holdings, Inc. by filing a Certificate of Amendment (the “Certificate of Amendment”) to the Charter with the Secretary of State of the State of Delaware. In accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the board of directors of the Company approved the name change and the Certificate of Amendment. Pursuant to Section 242(b)(1) of the DGCL, stockholder approval was not required for the name change or the Certificate of Amendment. Also, effective November 4, 2021, the Company amended and restated the Bylaws to reflect the change of its name described above.

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
We foster long-term collaborative partnerships as evidenced by our average relationship with our top 10 clients of over eight years, and we serve as a partner to nine of the nation’s top 10 MA payors by lives covered. We believe that we have significant opportunity to grow within our existing client base as the majority of our clients currently subscribe to only a subset of our overall solutions and services. Moreover, we believe we have significant opportunity to grow by winning new clients in the MA market, by selling more products to our existing clients, by expanding into adjacent markets such as Medicaid and commercial insurance, and through complementary strategic acquisitions.
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

Initial Public Offering
On June 18, 2021, we closed the initial public offering (“IPO”) of our common stock through an underwritten sale of 13,333,334 shares of our common stock at a price of $14.00 per share. In the offering, we sold 11,666,667 shares and a selling stockholder sold 1,666,667 shares. The aggregate net proceeds to us from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $146.1 million. We used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under our credit agreement. We did not receive any of the proceeds from the sale by the selling stockholder.

COVID-19 Pandemic
COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state, and local level in the U.S., and globally, have implemented aggressive actions to reduce the spread of the virus, with such actions including lockdown and shelter in place orders, limitations on non-essential gatherings of people, suspension of all non-essential travel, and ordering certain businesses and governmental agencies to cease non-essential operations at physical locations. While some of these actions have recently been eased, escalating transmission rates (including of the Delta variant of COVID-19), slowing and uneven vaccination rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in United States and international markets and has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices.
Our operations have been impacted by COVID-19 since March 2020. During March and April 2020, we obtained approval from our clients for a work-at-home model, though not all required our approval, and transitioned most of our employees to the home environment so that they could work more safely. COVID-19 created a hardship for many of our employees. We worked during 2020 to care for our employees by periodically implementing temporary premium pay and temporary paid sick leave programs which provided additional financial resources for our employees, as well as partial pay for those employees who contracted the virus or had to care for a family member who was affected. We also had provided compensation to employees who worked with us for more than six months so that they can take time off to be vaccinated. In addition, we increased cleaning protocols throughout our facilities. Certain of these measures have resulted in increased costs.
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
The non-GAAP financial measures we present are not meant to be considered as indicators of performance in isolation from or as a substitute for measures prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of each of EBITDA and Adjusted EBITDA to the most directly comparable GAAP financial measure, net income (loss), are presented below. We encourage you to review our financial information in its entirety, not to rely on any single financial measure and to view the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude such items, may incur income and expenses similar to these excluded items, and include other expenses, costs, and non-recurring items. The tables below provide reconciliations of EBITDA and Adjusted EBITDA to net income (loss) on a consolidated basis for the periods indicated.

We define EBITDA as net income (loss) less income (loss) from discontinued operations adjusted for interest, net, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA further adjusted for certain items of a significant or unusual nature, including but not limited to, change in fair value contingent consideration, COVID-19 cost impacts, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss of extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and costs associated with obtaining the incremental term loans.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
(in thousands)
Net income (loss)	$3,686	$(1,652)	$(10,391)	$(14,564)
Less income (loss) from discontinued operations, net of tax	—	(6)	—	37
Net income (loss) from continuing operations	3,686	(1,646)	(10,391)	(14,601)
Interest, net	3,283	4,561	15,144	13,471
Income tax expense (benefit)	1,131	(472)	(5,042)	(3,272)
Depreciation and amortization expense	7,473	6,918	22,667	20,710
EBITDA	15,573	9,361	22,378	16,308
Change in fair value of contingent consideration(1)	—	—	96	—
Cost of Covid-19(2)	746	3,254	3,057	7,772
Non-cash stock compensation expense(3)	1,093	1,745	3,166	5,671
Transaction related costs(4)	328	80	2,969	277
Acquisition bonus expense – HealthScape and Pareto acquisition(5)	192	481	481	1,476
Loss on extinguishment of debt(6)	—	—	5,015	—
Director and officer prior act liability insurance policy(7)	—	—	7,861	—
Other(8)	338	124	4,316	673
Adjusted EBITDA	$18,270	$15,045	$49,339	$32,177
________________________
(1)Change in fair value of contingent consideration is composed of two components: earn-out liability and holdback liability. The earn-out liability resulted from the HealthScape Advisors and Pareto Intelligence acquisition that closed on November 16, 2018. The holdback liability resulted from the merger with TPG that closed on September 4, 2019. The earn-out liability and holdback liability were re-measured to fair value at each reporting date until the contingency was resolved. During the nine months ended September 30, 2021, we made a final payment of $13.1 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.
(2)Due to significant volatility to the markets, as well as business and supply chain disruptions, we incurred several additional expenses due to the COVID-19 pandemic, including: (i) higher pricing from vendors due to supply chain disruptions, product shortages and increases in shipping costs, (ii) higher employee costs due to premium pay and hazard pay for our employees and enhanced sick pay due to illness and quarantine protocols, (iii) costs related to early hiring of employees due to social distancing and work at home protocols (in 2020), (iv) COVID-19 training costs, (v) overtime costs for IT personnel to setup eligible employees to work from home and temporary resources, (vi) IT costs due to the change in the work environment and (vii) janitorial costs due to enhanced COVID-19 protocols. The expenses are included in cost of services and cost of products on our statements of operations and comprehensive income (loss). See “COVID-19 Pandemic” above for additional information related to these expenses. During 2021, to a lesser extent, we have continued to incur these expenses.
(3)Represents non-cash stock-based compensation expense in connection with the stock awards that have been granted to employees and non-employees. It is included in selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
(4)Transaction related expenses primarily consist of public company readiness costs as well as expenses for corporate development, such as mergers and acquisitions activity that did not proceed.
(5)In conjunction with the HealthScape Advisors and Pareto Intelligence acquisitions, the previous shareholders set aside funds for an incentive compensation plan for employees who remained post acquisition. The costs are expensed on a monthly basis and funded through an escrow account which was established on the closing date and is included in restricted cash on our consolidated balance sheets. The expense is included in selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
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
(8)Other includes other individual adjustments related to legal fees associated with obtaining the incremental loans, severance costs incurred as a result of eliminating certain positions, management service agreement termination fee and management fees. All costs are included in selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
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
Products revenue consists of technology enabled solutions for supplemental benefits to members through their Medicare Advantage plans. These include supplemental benefit products, administration, fulfillment, and shipment of eligible product, as well as catalog development and distribution. Revenue is derived from supplemental benefit membership, supplemental benefit dollars, and member utilization of the benefits.
Services revenue consists of:
•Technology-based Medicare plan administration services including eligibility and enrollment processing, member services, premium billing and payment processing, reconciliation and other related services. Our solutions are primarily priced on recurring per member per month (PMPM) fees, annual software license fees, and transaction-based fees.
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
Selling, general and administrative expenses (“SG&A”) include corporate management and governance functions comprised of general management, legal, accounting, financial reporting, human resource, sales, marketing, and other costs not directly associated with revenue generation activities, including those involved with developing new service offerings. SG&A includes salaries, bonuses, and related benefits. SG&A also includes all general operating expenses, including, but not limited to, rent and occupancy costs for non-revenue generating activities, telecommunications costs, information technology infrastructure, and operations costs, including software licensing costs, advertising and marketing expenses, insurance expenses, professional services and consulting expenses.
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
Other Income (Expense)
Other Income (expense) is primarily composed of:
•Interest income. Interest income consists of interest on cash and cash equivalents.
•Interest expense. Interest expense consists of accrued interest and related payments on our outstanding term loans and revolving loans, as well as the amortization of debt issuance costs associated with our debt. Interest expense also includes interest on our sales tax accrual.
•Loss on extinguishment of debt. Loss on extinguishment of debt includes unamortized financing costs and a prepayment premium in connection with the prepayment of outstanding indebtedness.

Results of Operations
Comparison of the Three Months Ended September 30, 2021, and 2020
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended September 30,		Change
	2021	2020	$	%
Net revenues:
Services	$44,191	$37,207	$6,984	19%
Products	38,220	32,321	5,899	18%
Net revenues	82,411	69,528	12,883	19%
Operating expenses:
Cost of services	20,993	20,077	916	5%
Cost of products	24,221	21,226	2,995	14%
Selling, general and administrative	21,296	18,784	2,512	13%
Depreciation and amortization	7,473	6,918	555	8%
Transaction related costs	328	80	248	310%
Change in fair value of contingent consideration	—	—	—	—%
Total operating expenses	74,311	67,085	7,226	11%
Operating income	8,100	2,443	5,657	232%
Other income (expense):
Interest income	—	—	—	—%
Loss on extinguishment of debt	—	—	—	—%
Interest expense	(3,283)	(4,561)	1,278	(28)%
Total other expense, net	(3,283)	(4,561)	1,278	(28)%
Income (loss) from continuing operations before income taxes	4,817	(2,118)	6,935	(327)%
Income tax (expense) benefit	(1,131)	472	(1,603)	(340)%
Net income (loss) from continuing operations	3,686	(1,646)	5,332	(324)%
Income (loss) from discontinued operations, net of tax	—	(6)	6	(100)%
Net income (loss)	$3,686	$(1,652)	$5,338	(323)%
Net Revenues
Services Revenue
Services revenue was $44.2 million and $37.2 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The $7.0 million increase is driven by $3.3 million attributable to our Technology Enabled Solutions segment largely due to increased support to our existing clients; and $3.7 million attributable to our Advisory Services segment due to strong sales and higher consultant utilization.
Products Revenue
Products revenue was $38.2 million and $32.3 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase of $5.9 million was primarily attributable to an increase in the total benefit amount provided by our health plan clients and increase in new members.
Operating Expenses
Cost of Services
Cost of services was $21.0 million and $20.1 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase of $0.9 million is primarily attributable to higher staffing levels to handle increased support to our existing clients.

Cost of Products
Cost of products was $24.2 million and $21.2 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase of $3.0 million was mainly attributable to the additional costs incurred to service the growth in new members, higher product costs, and additional labor costs due to higher staffing levels to handle increased interactions with members.
Selling, General and Administrative
Selling, general and administrative was $21.3 million and $18.8 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase of $2.5 million was primarily due to additional resources to support being a public company and growth, including investments in IT and higher insurance costs for public company related insurance policies.
Depreciation and Amortization
Depreciation and amortization was $7.5 million and $6.9 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase of $0.6 million in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $0.3 million and $0.1 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The increase of $0.2 million in transaction related costs is due to costs associated with the public company readiness.
Other Income (Expense)
Interest Expense
Interest expense was $3.3 million and $4.6 million for the three months ended September 30, 2021, and September 30, 2020, respectively. The decrease of $1.3 million was primarily due to the prepayment of outstanding indebtedness in June 2021 and the impact of lower interest rates due to the July 2021 amendment to the Credit Agreement. The Company used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under its credit agreement.
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

	For the Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Revenue
Technology Enabled Solutions	$69,248	$60,056	$9,192	15%
Advisory Services	13,163	9,472	3,691	39%
Total	$82,411	$69,528	$12,883	19%
Segment Adjusted EBITDA
Technology Enabled Solutions	$19,786	$19,088	$698	4%
Advisory Services	4,559	1,799	2,760	153%
Total	$24,345	$20,887	$3,458	17%
Segment Revenues
Technology Enabled Solutions revenue was $69.2 million and $60.1 million for the three months ended September 30, 2021, and 2020, respectively. The increase of $9.2 million was mainly driven by: (i) $3.3 million of health plan management, software solutions and data analytics solutions revenues, and (ii) $5.9 million of product revenue as a result of an increase in the total benefit amount provided by our health plan clients and increase in new members.
Advisory revenue was $13.2 million and $9.5 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $3.7 million was driven by higher demand for our consulting services compared to previous quarters which were more negatively impacted by COVID-19.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $19.8 million and $19.1 million for the three months ended September 30, 2021, and 2020, respectively. The increase of $0.7 million was primarily due to the flow through of increased revenue offset in part by higher personnel costs to ensure service levels and higher product costs as a result of increased pricing from suppliers.
Advisory Segment Adjusted EBITDA was $4.6 million and $1.8 million for the three months ended September 30, 2021, and 2020, respectively. The increase of $2.8 million was attributable to flow through of consulting services demand and higher utilization of our consultants.

Comparison of the Nine Months Ended September 30, 2021, and 2020
The following table sets forth our results of operations for the periods indicated:

	For the Nine Months Ended September 30,		Change
	2021	2020	$	%
Net revenues:
Services	$130,002	$104,814	$25,188	24%
Products	110,288	91,019	19,269	21%
Net revenues	240,290	195,833	44,457	23%
Operating expenses:
Cost of services	65,799	59,719	6,080	10%
Cost of products	73,047	60,643	12,404	20%
Selling, general and administrative	70,986	58,886	12,100	21%
Depreciation and amortization	22,667	20,710	1,957	9%
Transaction related costs	2,969	277	2,692	972%
Change in fair value of contingent consideration	96	—	96	100%
Total operating expenses	235,564	200,235	35,329	18%
Operating income (loss)	4,726	(4,402)	9,128	(207)%
Other income (expense):
Interest income	—	7	(7)	(100)%
Loss on extinguishment of debt	(5,015)	—	(5,015)	100%
Interest expense	(15,144)	(13,478)	(1,666)	12%
Total other expense, net	(20,159)	(13,471)	(6,688)	50%
Loss from continuing operations before income taxes	(15,433)	(17,873)	2,440	(14)%
Income tax benefit	5,042	3,272	1,770	54%
Net loss from continuing operations	(10,391)	(14,601)	4,210	(29)%
Income from discontinued operations, net of tax	—	37	(37)	(100)%
Net loss	$(10,391)	$(14,564)	$4,173	(29)%
Net Revenues
Services Revenue
Services revenue was $130.0 million and $104.8 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The $25.2 million increase is driven by $14.1 million attributable to our Technology Enabled Solutions segment largely due to increased support to our existing clients; and $11.1 million attributable to our Advisory Services segment due to strong sales and higher consultant utilization.
Products Revenue
Products revenue was $110.3 million and $91.0 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $19.3 million in products revenue was primarily attributable to an increase in the total benefit amount provided by our health plan clients and an increase in total members.
Operating Expenses
Cost of Services
Cost of services was $65.8 million and $59.7 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $6.1 million is primarily attributable to higher staffing levels to handle increased support to our existing clients.

Cost of Products
Cost of products was $73.0 million and $60.6 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $12.4 million was attributable to the additional costs incurred to service the growth in new members, including costs incurred in providing current product availability information to members, additional labor costs to develop and implement technology enhancements, as well as higher staffing levels to handle increased interactions with members. Further, labor costs increased due to certain state-mandated increases in the minimum wage and continued market wage pressures.
Selling, General and Administrative
Selling, general and administrative was $71.0 million and $58.9 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $12.1 million was primarily due to a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy in connection with the IPO. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021. In addition, the increase was due to: (i) higher management fees for TPG as a result of the one-time termination fee of the management service agreement and the fee to arrange the 2021 incremental loan and the July 2021 amendment to the Credit Agreement, and (ii) higher personnel costs due to additional resources to support being a public company.
Depreciation and Amortization
Depreciation and amortization was $22.7 million and $20.7 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $2.0 million in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $3.0 million and $0.3 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $2.7 million in transaction related costs is due to costs associated with the public company readiness.
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
Interest Expense
Interest expense was $15.1 million and $13.5 million for the nine months ended September 30, 2021, and September 30, 2020, respectively. The increase of $1.7 million was due to net incremental borrowings under our increased credit facility offset in part by the impact of lower interest rates due to the July 2021 amendment to the Credit Agreement .
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

	For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Revenue
Technology Enabled Solutions	$200,196	$166,850	$33,346	20%
Advisory Services	40,094	28,983	11,111	38%
Total	$240,290	$195,833	$44,457	23%
Segment Adjusted EBITDA
Technology Enabled Solutions	$52,038	$44,196	$7,842	18%
Advisory Services	13,159	4,068	9,091	223%
Total	$65,197	$48,264	$16,933	35%
Segment Revenues
Technology Enabled Solutions revenue was $200.2 million and $166.9 million for the nine months ended September 30, 2021, and 2020, respectively. The increase of $33.3 million was mainly driven by: (i) $14.1 million of health plan management, software solutions and data analytics solutions revenues, and (ii) $19.2 million of product revenue as a result of an increase in the total benefit amount provided by our health plan clients and increase in new members.
Advisory revenue was $40.1 million and $29.0 million for the nine months ended September 30, 2021, and 2020, respectively. The increase of $11.1 million was driven by higher demand for our consulting services and higher consultant utilization compared to previous quarters which were more negatively impacted by COVID-19.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $52.0 million and $44.2 million for the nine months ended September 30, 2021, and 2020, respectively. The increase of $7.8 million was primarily due to the flow through of increased revenue offset in part by higher personnel costs to ensure service levels and higher product costs as a result of increased pricing from suppliers.
Advisory Segment Adjusted EBITDA was $13.2 million and $4.1 million for the nine months ended September 30, 2021, and 2020, respectively. The increase of $9.1 million was attributable to flow through of consulting services demand and higher utilization of our consultants.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings available under our Credit Agreement. As of September 30, 2021, we had unrestricted cash and cash equivalents of $36.4 million, and as of September 30, 2021, our total indebtedness was $192.6 million.
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
Our principal liquidity needs have been, and we expect them to continue to be, working capital and general corporate needs, debt service, capital expenditures and potential acquisitions. Our capital expenditures for property and equipment to support growth in the business were $5.5 million and $3.6 million for the nine months ended September 30, 2021, and 2020, respectively. Additional expenditures for software development were $4.5 million and $3.5 million for the nine months ended September 30, 2021, and 2020, respectively.
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
Cash Flows Information
The following table presents a summary of cash flows for the periods presented:

(in thousands)	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Net cash (used in) provided by operating activities	$(4,823)	$24,315
Net cash used in investing activities	$(8,764)	$(10,103)
Net cash provided by financing activities	$4,542	$10,956
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021, was $4.8 million compared to $24.3 million of net cash provided by operating activities for the nine months ended September 30, 2020.
Net loss was $(10.4) million for the nine months ended September 30, 2021, as compared to $(14.6) million for the nine months ended September 30, 2020. The net loss for the nine months ended September 30, 2021, included $7.9 million for director and officer prior acts insurance premium, $5.0 million of expense related to the June 2021 extinguishment of debt and $2.3 million related to the one-time termination of a management service agreement with TPG. Non-cash items were $27.5 million for the nine months ended September 30, 2021, as compared to $23.1 million for the nine months ended September 30, 2020.
The effect of changes in operating assets and liabilities was a cash decrease of $21.9 million for the nine months ended September 30, 2021, as compared to a cash increase of $15.8 million for the nine months ended September 30, 2020. The most significant drivers contributing to this net decrease of $37.7 million relate to the following:
•Final contingent consideration payments of $10.3 million related to the holdback liability associated with the TPG merger (see Note 2 for details); and
•A net decrease related to accounts payable and accrued expenses of $25.6 million primarily due to a reduction in our days payable outstanding and payments related to public readiness costs and ERP implementation costs.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021, was $8.8 million compared to $10.1 million for the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021, was $4.5 million compared to $11.0 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, net cash provided by financing activities was primarily attributable to net IPO proceeds of $146.1 million, net proceeds from issuance of debt of $75.9 million, and proceeds from the exercise of vested stock options of $1.4 million, offset in part by $74.5 million special dividend paid in February 2021, $133.9 million repayment of term loans and associated prepayment premiums, and $10.3 million contingent consideration payments related to the holdback liability associated with the TPG and the earn-out liability associated with HealthScape Advisors. During the nine months ended September 30, 2020, net cash provided by financing activities was primarily attributable to net proceeds from issuance of debt of $23.9 million offset in part by $1.8 million repayment of term loan, and $11.0 million contingent consideration payments related to the earn-out liability associated with HealthScape Advisors and Pareto Intelligence.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2021. The principal commitments consisted of obligations under outstanding operating leases for office facilities, capital leases related to copy machines, our long-term debt, and purchase commitments. The amount of the obligations presented in the following table summarizes as of September 30, 2021, the commitments to settle contractual obligations in cash for the periods presented.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Operating lease obligations	$36,188	$2,258	$14,914	$11,087	$7,929
Capital lease obligations	1,223	81	931	211	—
Long-term debt obligations(1)	192,631	—	—	192,631	—
Purchase commitments	3,316	3,316	—	—	—
Total contractual obligations	$233,358	$5,655	$15,845	$203,929	$7,929
________________________
(1)Includes the term loan under our Credit Agreement.
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
During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Use of Estimates” in the Prospectus.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any clients was minimal as of September 30, 2021, based on the lack of collection issues in the past and the high financial standards we require of clients. As of September 30, 2021, two clients accounted for 9.3% and 16.2% of total accounts receivable.
Interest Rate Risk
As of September 30, 2021, we had cash of $36.4 million deposited in non-interest bearing accounts at a major bank with limited to no interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2021.
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
Remediation Efforts to Address Material Weaknesses
With the oversight of the Audit Committee of our Board of Directors, we have designed and are implementing a remediation plan to remediate the material weaknesses described above. Accordingly, our remediation activities include the following measures:
•Implementing a new Enterprise Resource Planning (“ERP”) system, Workday, which is expected to be deployed on January 1, 2022, to replace legacy and decentralized financial reporting systems resulting in more robust financial reporting, centralized control activities and appropriate segregation of duties.
•Realigning certain decentralized and non-standardized processes of shared service functions for appropriate segregation of duties to adequately support our financial reporting function.
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
We continue to monitor the effectiveness of our remediation efforts and will refine our remediation plan as appropriate. In addition, we report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings incidental to the conduct of our business. The results of legal proceedings are inherently unpredictable and uncertain. We are not presently party to any legal proceedings that we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.
Regardless of the outcome, legal proceedings have the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See “Risk Factors — General Risks — We may become involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us and our reputation.”
Solis Litigation
On July 11, 2017, Ronnie Kahululani Solis (“Solis”) filed suit in the Los Angeles Superior Court against one of our former subsidiaries, Gorman Health Group, LLC (“Gorman”), which merged into Convey Health Solutions, Inc. effective September 1, 2020, for damages for negligence and negligence per se arising out of an incident that occurred on March 3, 2017. Solis alleged damages in excess of $6.0 million stemming from an accident involving a vehicle and a motorcycle. The vehicle was being operated by a Gorman employee in the scope of his employment. In July 2021, the parties reached an agreement to settle the claim for $1.2 million and in August 2021, the settlement was paid by the insurance company.
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
We derive a large portion of our total revenue from a limited number of key clients. For the nine months ended September 30, 2021, our two largest clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 17.3% and 18.7% of our total revenue, respectively, or collectively 36.0% of our total revenue during this period. During this same period, these two clients accounted for 9.3% and 16.2% of our total accounts receivable, respectively, or collectively 25.5% of our total accounts receivable. For the fiscal year ended December 31, 2020, these same clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 28.6% and 17.8% of our total revenue, respectively, or collectively 46.4% of our total revenue during this period. During this same period, these two clients accounted for 15.0% and 6.8% of our total accounts receivable, respectively, or collectively 21.8% of our total accounts receivable.
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
We have incurred net losses during our history. We incurred net losses of $(10.4) million for the nine months ended September 30, 2021, and $(6.5) million for the year ended December 31, 2020. Our accumulated deficit as of September 30, 2021, was $33.7 million.
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
The majority of our revenues are derived from our contractual arrangements with health plan clients who participate in the government subsidized Medicare Advantage program. Medicare Advantage is a federally-administered program financed by federal funds. Medicare Advantage spending has increased rapidly in recent years, becoming a significant component of the federal budget. This, combined with slower state revenue growth, has led the federal government to institute measures aimed at controlling the growth of healthcare spending, including Medicare Advantage spending, and in some instances reducing aggregate healthcare spending, including Medicare Advantage spending. For example, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, future levels of funding for Medicare Advantage may be affected by continuing government efforts to contain healthcare costs and may further be affected by federal budgetary constraints. Congress periodically considers reducing or reallocating the amount of money it spends for healthcare programs, including the Medicare Advantage program. Adverse economic conditions may put pressures on federal budgets as tax and other federal revenues decrease while the population that is eligible to participate in Medicare Advantage programs increases, creating more need for funding. This may require CMS to find funding alternatives, which may result in reductions in funding for the Medicare Advantage program or contraction of covered benefits. In addition, the U.S. Congress continues to negotiate the details of a domestic social spending bill that could cost as much as approximately $2 trillion. While the details of any such bill have yet to be finalized, nor has any such bill been passed or enacted, certain recent reports have indicated that cuts to Medicare Advantage are being or could be considered to help pay for the bill. Such cuts may also be considered or implemented to pay for future spending or other bills. Reductions in funding for the Medicare Advantage program may impact our health plan clients’ business operations, and may lead our health plan clients to reduce the number of Medicare Advantage health plans and the variety and level of benefits offered through such plans. Reductions in funding may also lead to decreased membership in Medicare Advantage health plans, or cause membership to grow at lower levels than we currently expect. Changes to our clients’ business operations stemming from reductions in Medicare Advantage funding, including if such changes result in decreased health plan membership or reduced benefits levels, could adversely affect our business, results of operations or financial condition.
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
As minimum wage rates increase due to changes in regulation, or in the event we must offer increased wages or other competitive benefits and incentives to attract qualified personnel, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well, and we may need to offer such employees other competitive benefits and incentives. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing certain aspects of our business, such as our client service, to suffer. Increases in labor costs could force us to increase our fees, which could adversely impact sales of our solutions and services to existing clients and prospects and the attractiveness of our solutions and services to existing clients and prospects. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain employees capable of performing at a high level, such as by providing a high level of client service, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, such as utilizing increased automation in how we deliver certain of our solutions and services to clients, have unintended negative effects, including on client service, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
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
In particular, the COVID-19 pandemic has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal, state and local governments have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including of the Delta variant of COVID-19), slowing and uneven vaccination rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. We remain focused on protecting the health and well-being of our employees, our clients and our clients’ members while assuring the continuity of our business operations. The COVID-19 impact on our business resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, Advisory Services.
We have developed and implemented a range of measures to address the risks, uncertainties, and operational challenges associated with operating in a COVID-19 environment. We have also increased our interaction with our vendors to continue to monitor and manage inventory levels and are updating our systems regularly to provide current availability information to members. We have taken and will continue to take, proactive measures to provide for the well-being of our workforce while continuing to safely run our operations. We have implemented alternative working practices, which include, modified work schedules, shift rotation and work at home abilities for appropriate employees to best ensure adequate social distancing. In addition, we increased cleaning protocols throughout our facilities. Certain of these measures have resulted in increased costs. Our business, results of operations or financial condition could be further impacted by delays in payments from clients, supply chain interruptions, extended “shelter in place” orders or advisories, warehouse or facility COVID-19 outbreaks or closures or for other reasons related to the pandemic. In addition, the Biden Administration announced on September 9, 2021, a plan directing the Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccinations or a weekly test for all employees (the “Biden ETS”). Pursuant to the Biden ETS issued by OSHA on November 4, 2021, all covered employers, including the Company, must ensure that their employees have received the necessary shots to be fully vaccinated by January 4, 2022; after that, such employers must ensure that any employees who have not received the necessary shots begin producing a verified negative test on at least a weekly basis. While a federal appeals court has temporarily enjoined its enforcement, should the Biden ETS survive this and other legal challenges unchanged, the testing requirement for unvaccinated workers will begin after January 4, 2022, and employers must be in compliance with all other requirements - such as providing paid-time for employees to get vaccinated and masking for unvaccinated workers - on December 5, 2021. Employers will also be subject to requirements for reporting and recordkeeping. We are assessing the impact that the Biden ETS will have on our business, results of operations and financial condition and it is possible that the cost of compliance may be substantial.
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
Certain of our health plan clients depend on us to procure inventory for our supplemental benefits solution and to deliver products to their members. Any changes in, or disruptions to, our ability to procure this inventory or in the shipping arrangements we use to deliver products to health plan members could adversely affect our business, results of operations or financial condition. We have recently experienced and expect to continue to experience some supply chain challenges and our inability to manage these challenges could adversely affect our business, results of operations or financial condition. We currently rely on third-party providers to deliver the supplemental benefits products that we offer. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to our clients’ members, it could negatively impact our results of operations and the experience of our clients’ members. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship products to clients’ members may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, pandemics, including the COVID-19 pandemic, or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. Although we do not manufacture supplemental benefits products ordered by our clients’ members, including over-the-counter (“OTC”) medications and other medical products, these items may be defective, faulty or may otherwise cause harm to the members receiving and using such OTC medications or other medical products. If OTC medications or other medical products ordered by members through our supplement benefits offerings are defective, faulty or otherwise cause harm to members, we may be subject to litigation, including involving product liability claims, or our reputation may be adversely affected among our clients or our clients’ health plan members.
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
Unanticipated changes in our tax rates could affect our future results of operations or financial condition. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned and taxed, by changes in tax rules and regulations, or in interpretations thereof, in the jurisdictions in which we do business, by increases in expenses not deductible for tax purposes including impairments of goodwill, by changes in GAAP or other applicable accounting standards or by changes in the valuation of our deferred tax assets and liabilities.
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
As of September 30, 2021, we had $192.6 million face value of outstanding indebtedness, in addition to $39.5 million of undrawn commitments under the Credit Agreement. Despite our level of indebtedness, we, including our subsidiaries, may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent our subsidiaries from incurring obligations that do not constitute indebtedness and, if our subsidiaries refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our subsidiaries’ activities. To the extent new indebtedness is added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify. While the Credit Agreement also contains restrictions on making certain loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.
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
We have designed and are implementing a remediation plan to address the material weaknesses described above.
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
These and other factors may cause the market price for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock sometimes have instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from the business, which could significantly harm our business, results of operations, financial condition or reputation.
Our principal stockholder, TPG, has significant influence over us, and its interests could conflict with those of our other stockholders.
As of September 30, 2021, our principal stockholder, TPG, holds approximately 74.7% of our common stock. As a result, our principal stockholder will continue to be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. TPG may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for shares of their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes thereto. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenue and expenses that are not readily apparent from other sources. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information currently available to us and based on various other assumptions that we conclude to be reasonable under the circumstances. While management concludes that such estimates are reasonable when considered in conjunction with our consolidated balance sheets and statements of operations and comprehensive income (loss) taken as a whole, actual results could differ materially from those estimates.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1
Amendment No. 4 to First Lien Credit Agreement, dated as of July 12, 2021, by and among Convey Health Solutions, Inc., as borrower, Ares Capital Corporation, as administrative agent and collateral agent, and, the term lenders party thereto (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by Convey Holding Parent Inc. on July 16, 2021 (File No. 001-40506)).

10.2†
Consulting Agreement by and between Arjun Aggarwal and HealthScape Advisors, LLC, effective as of August 2, 2021 (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by Convey Holding Parent Inc. on August 6, 2021 (File No. 001-40506)).

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

Convey Health Solutions Holdings, Inc.

Date:	November 10, 2021	By:	/s/ Stephen C. Farrell
Name: Stephen C. Farrell
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Convey Health Solutions Holdings, Inc.

Date:	November 10, 2021	By:	/s/ Timothy Fairbanks
Name: Timothy Fairbanks
Title: Chief Financial Officer & Executive Vice President
(Principal Financial Officer)