Form 10-K
period 2021-12-31
Convey Health Solutions Holdings, Inc.
filed 2022-03-23
CIK 1787640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $11.38 for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $151.7 million. Shares of common stock beneficially owned by each executive officer, and director, and by each other person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
As of March 1, 2022, the registrant had 73,194,171 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission within 120 days of the registrant’ fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Explanatory Note
Convey Health Solutions Holdings, Inc. (collectively with its subsidiaries, which includes our main operating subsidiary, Convey Health Solutions, Inc., “we”, “us”, “our”, “Convey” or the “Company”) (formerly known as Cannes Holding Parent, Inc. and Convey Holding Parent, Inc.) was formed on June 13, 2019 (“Inception”) for the purpose of acquiring Convey Health Solutions, Inc. (“CHS”). On September 4, 2019, Cannes Parent, Inc. (“Cannes”), a direct subsidiary of Convey, entered into an agreement to acquire all of the outstanding stock of CHS through the merger of Cannes Merger Sub, Inc. (“Merger Sub”) and Convey Health Parent, Inc. (“Parent”) (the “Merger”) with Parent surviving as a direct subsidiary of Cannes. The Merger principally occurred through an investment from TPG Cannes Aggregation, L.P., which is primarily funded by partners of TPG Partners VIII, L.P. and TPG Healthcare Partners, L.P. or any parallel fund or their alternative investment vehicles (collectively, “TPG”).
The Merger was accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and Cannes was determined to be the accounting acquirer.
The period from January 1, 2019 to September 3, 2019 reflects the historical financial information for Parent and its subsidiaries prior to the closing of the Merger (“Predecessor”). The period from Inception to December 31, 2019 and the years ended December 31, 2020 and 2021 reflects the historical financial information for Convey and its subsidiaries (“Successor”). The Predecessor and Successor consolidated financial information presented herein is not comparable due to the impacts of the Merger including the application of acquisition accounting in the Successor financial statements as of September 4, 2019.

PART I
Item 1. Business
Our Mission
Our mission is to drive health plan growth and member engagement by leveraging proprietary technology and processes.
Our core values — integrity, teamwork, and regulatory compliance — are the foundation upon which we approach the market.
Business Overview
Convey Health is a leading healthcare platform that utilizes technology and processes to improve government-sponsored health plans, including Medicare Advantage (“MA”) plans. We help health plans grow membership and revenue as well as operate more effectively and efficiently. We are a trusted solutions-oriented partner to payors and deliver purpose-built technology and services to enhance our clients’ mission-critical workflows. Our solutions address health plan needs, including product development and sales, member experience management, clinical management, core operations, business intelligence and analytics. Leveraging our technology and expert advisory services, we serve as a unified and integrated extension of our clients’ core health plan operations. Our proprietary, modular technology and end-to-end solutions replace or supplement our clients’ existing systems and processes, enabling us to help health plans attract and retain members, improve revenue accuracy, drive cost savings, facilitate regulatory compliance, and enhance operational effectiveness.
Since our inception, we have created and continuously refined our technology solutions to best serve government-sponsored health plans. Our clients are primarily MA plans, Medicare Part D plans (“PDP”) including Employer Group Waiver plans and pharmacy benefit managers (“PBM”). As of December 31, 2021, our solutions managed over 3.5 million MA members and 1.6 million PDP members. Additionally, our value-based analytics, which are powered by our 35 million member data set, provided actionable insights for nearly 7.3 million MA members in 2021.
We foster long-term collaborative partnerships as evidenced by our average relationship with our top 10 clients of over eight years, and we serve as a partner to nine of the nation’s top 10 MA payors by lives covered, in each case as of December 31, 2021. We believe that we have significant opportunity to grow within our existing client base as the majority of our clients currently subscribe to only a subset of our overall solutions and services. Moreover, we believe we have significant opportunity to grow by winning new clients in the MA market, by selling more products to our existing clients, by expanding into adjacent markets such as Medicaid and commercial insurance, and through complementary strategic acquisitions.
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
Health plans increasingly recognize the need for specialized solutions like ours to help them overcome these challenges and drive superior performance. We believe our proprietary technology and processes facilitate member engagement, health plan growth and operational efficiencies:
•We Drive Member Engagement and Health Plan Growth in the Highly Attractive Medicare Advantage Market
MA is a highly attractive and fast-growing market, with membership expected to increase by 38% from 2020 to 2025, according to the Kaiser Family Foundation. This outsized growth is supported by higher member satisfaction, lower costs and better member outcomes of managed plans as compared to traditional Medicare plans. Moreover, MA lives are attractive to health plans as they provide a higher value per covered person than commercial lives. Between 2016 and 2018, the annual gross margin per covered person in the MA market averaged $1,608.00, approximately double the annual gross margin per covered person in the commercial insurance market. According to the U.S. Census Bureau, the population of U.S. seniors is expected to grow to 73.1 million by 2030, up from 56.1 million in 2020 and to increase as a percentage of the population from 17% to 21% during the same time period.
We help MA plans compete by improving benefit design, managing the member experience and core operations, administering supplemental benefits, empowering data-driven insights and providing expert advisory services. For example, we were an early pioneer in over-the-counter (“OTC”) supplemental benefit administration as we recognized that health plans that offer supplemental benefits could gain a competitive advantage over health plans that do not. MA plans offering OTC benefits grew their membership by 11% for 2022 enrollment compared to membership decline of 6% for plans that did not offer such benefits. We believe we are a leader in providing technology-enabled solutions for the government-sponsored market and are well positioned to help our MA clients deliver differentiated plan offerings and drive sustained, above-market growth.
•We Drive Operational Efficiencies in a Highly Complex and Regulated Government Plan Market
We help health plans improve operational effectiveness and enhance regulatory compliance. Through our advanced plan administration and supplemental benefit administration solutions, we handle critical processes on behalf of our clients, including eligibility and enrollment, member services, order processing and fulfillment, premium billing administration, premium payment processing, utilization management, payment integrity and regulatory compliance. We have dedicated compliance and quality-control teams that monitor evolving healthcare regulations and partner with our clients to facilitate compliance with the ever-changing set of government requirements.
Moreover, leveraging our large proprietary datasets and applied analytics, we yield actionable insights through our value-based payment assurance solutions that resolve gaps in care, improve member risk scoring and enhance payment integrity.
In addition, our technology and processes remove friction, streamline workflows and increase the effectiveness of each member interaction. For example, because our Advanced Plan Administration platform is a single integrated system that communicates seamlessly, we are able to improve member experience and core operations by reducing the time for a member to complete an address change with potential disenrollment by 75% and to complete a premium billing credit card transaction by 47%.
We operate in two segments: Technology Enabled Solutions (“TES”), in which we provide technology and support solutions to our clients, and Advisory Services (“Advisory”), in which we provide project-based consulting services led by our long-tenured subject matter experts. Our TES segment was approximately 84% of our consolidated revenue and our Advisory segment was approximately 16% for the year ended December 31, 2021. We believe that our combination of technology and advisory solutions gives us a competitive advantage in the government-sponsored health plan market. Our TES and Advisory teams collaborate effectively to combine a strong technology platform with deep domain expertise to deliver best-in-class solutions to our clients. Furthermore, we leverage the Advisory team’s industry expertise to identify new opportunities as well as cross-sell our solutions within existing clients.
We have a highly predictable and recurring revenue model with strong cash flow from operations. We typically charge a recurring subscription or per-member fee or a re-occurring utilization-based fee, which, coupled with our long-term contracts and strong client retention, has historically provided us with strong revenue visibility into estimated future revenue. Our TES segment historically has been highly predictable as most of our revenue in any given year is under contract or otherwise visible by the beginning of that year due to the contract structures we employ. We evaluate client retention primarily on a revenue retention basis, and we monitor two key metrics to evaluate client retention: Technology Gross Dollar Retention (“GDR”) and Technology Net Dollar Retention (“NDR”). GDR measures the performance of existing solutions on an existing client basis by taking our Annual Contracted Revenue (“ACR”) at the beginning of the fiscal period and reducing it by dollar attrition during the fiscal period. ACR at the beginning of the fiscal period is equal to the prior year total revenue for our reported TES segment. Our GDR was 99%, 98% and 99% in 2021, 2020, and 2019, respectively. Our high client retention, as measured on a revenue retention basis, demonstrates the predictability of our revenue and that our existing solutions are deeply embedded in our clients’ core operations. NDR measures the performance rate of existing clients in total and before new client wins by adding cross-sell and upsell initiatives to GDR. Our NDR was 117%, 135% and 142% in 2021, 2020, and 2019, respectively, exhibiting the strength of our platform and growth of our existing client base. Figures for 2019 are based on the Successor period from June 13, 2019 to December 2019 and the Predecessor period from January 1, 2019 to September 3, 2019.

We generated $337.6 million, $282.9 million, $80.4 million, and $140.7 million in net revenues for the year ended December 31, 2021, the year ended December 31, 2020, the Successor period, and the Predecessor period, respectively. We had net (loss) income of $(10.0) million, $(6.5) million, $(16.8) million, and $3.6 million for the year ended December 31, 2021, the year ended December 31, 2020, the Successor period, and the Predecessor period, respectively. We generated Adjusted EBITDA of $69.2 million, $51.5 million, $14.0 million, and $27.5 million for the year ended December 31, 2021, the year ended December 31, 2020, the Successor period, and the Predecessor period, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure, and a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated in accordance with GAAP. In addition, as of December 31, 2021, we had $192.6 million total aggregate principal amount of outstanding indebtedness.
Our Solutions
Technology Enabled Solutions
Our Technology Enabled Solutions Platform is Purpose-built to Comprehensively Address our Clients’ Needs
We are a solutions-oriented partner to health plans, helping them attract and retain members, improve revenue accuracy, drive cost savings, facilitate regulatory compliance, and enhance operational effectiveness. We have built a flexible architecture that enables deep and broad-based integration with client and third party systems and allows us to meet our clients’ core operational, regulatory, financial and clinical needs.
The Backbone of our Offerings is our Proprietary Technology Platform, Miramar
Miramar reduces the number of systems that health plans need to maintain, providing a seamless, unified user experience for our clients and their members. Our clients often depend exclusively on Miramar to manage mission-critical workflows, which entrenches our client relationships and provides opportunities to both cross-sell additional offerings and develop new technologies in partnership with them. Miramar’s agile infrastructure enables us to rapidly deploy and scale new and innovative offerings. In 2021, Miramar processed over 3.1 billion automated transactions through integrated processes with health plans, members, employer groups, government entities, provider organizations, PBMs and financial institutions. In that same time period, we facilitated over 29 million touchpoints with members on behalf of our clients.
Miramar consists of three core end-to-end solutions in addition to ancillary modular solutions:
•Advanced Plan Administration (“APA”) Solutions: We provide technology-based plan administration services for government-sponsored health plans. Our solution encompasses eligibility and enrollment processing, member services, premium billing and payment processing, reconciliation and other related services.
•Supplemental Benefit Administration (“SBA”) Solutions: We provide technology and services to manage supplemental benefits provided to members through their MA plans. This solution is currently focused on the OTC benefit and we continue to extend our platform into additional supplemental benefits. Our SBA solutions include benefit design and administration, member eligibility and engagement, product fulfillment, and analytics and reporting.
•Value-Based Payment Assurance (“Value-Based”) Solutions: We provide payment tools and data analytics to improve revenue accuracy and identify gaps in quality, clinical care and compliance.
Advisory Services
Our Advisory Services Team Supports Payor Operations and Drives Business Model Evolution
We provide Advisory Services that complement our technology-enabled solutions in sales and marketing strategies, provider network strategies, compliance, operations, Star Ratings, quality, clinical, pharmacy, analytics and risk adjustment. We believe the trust our subject matter experts have earned with our clients gives us unique insights into and differentiated access to marketplace opportunities.
Industry Backdrop
We primarily operate within the government-sponsored health plan market. We believe that the increasing demand for our end-to-end platform solutions is driven by the following key healthcare industry tailwinds:
•Growth in Medicare-Eligible Beneficiaries & Privatization Trend: According to U.S. Census data, the 65-and-older population in the U.S. grew by over 33% during the past decade, which resulted in an increasingly large Medicare population base that we expect will continue to grow given the demographics trend. MA enrollment grew by a 7% compound annual growth rate from 2015 to 2020 and is expected to grow at that same 7% growth rate from 2020 to 2025. In addition, MA enrollment as a percentage of total Medicare enrollment is expected to grow from 38.7% in 2020 to 46.5% in 2025. Additionally, approximately 70% of all Medicare beneficiaries are enrolled in plans that provide Medicare Part D benefits, with enrollment doubling since the program began in 2006. Moreover, there is increasing focus by recent presidential administrations to grow government-sponsored healthcare. The growing Medicare population base and MA enrollment, coupled with the potential expansion of government-sponsored healthcare, represent important tailwinds for our business.
Medicare Advantage Enrollment Trend
Source: Congressional Budget Office and Kaiser Family Foundation.
•Increased Reliance on Specialized, Technology-Enabled Third-Party Partners to Drive Health Plan Differentiation and Performance: Competition for MA lives among health plans has grown markedly, particularly amid industry consolidation and the emergence of technology-enabled payors. This increasingly competitive environment requires health plans to offer differentiated benefits, a superior member experience and enhanced clinical outcomes while remaining cost efficient. As a result, health plans are increasingly relying on specialized third-party partners with sophisticated purpose-built technology to enhance benefit design, drive member engagement and manage core workflows. We believe our technology-enabled solutions and expert advisory services position us favorably to serve as a high value-add partner to our health plan clients.
•Growth and Prevalence of Supplemental Benefits: MA plans are rapidly adopting supplemental benefits as a mechanism to improve clinical outcomes and attract and retain new members. While over three million MA beneficiaries are currently enrolled in plans providing additional supplemental benefits to individuals with chronic illnesses, this figure only accounts for less than 12% of the total number of MA members in 2021. Due to the popularity of supplemental benefits among members and ability to improve clinical outcomes, we expect the prevalence and utilization of supplemental benefits to continue to increase.
•Shift to Value-Based Care (“VBC”): MA is the largest and most successful VBC program in existence today. In a new era focused on value-based reimbursement, the increased burden on both members and health plans to reduce costs has driven significant changes in the industry. In particular, the need for aligned benefit design, effective member management and broad ecosystem coordination, which typically fall outside of the core competencies of health plans, has driven health plans to outsource these core workflows to specialized third parties. Moreover, there is an increasing need for health plans to offer supplemental benefits to their members as the VBC environment promotes the importance of breaking down traditional physical and social barriers to help drive health outcomes. The heightened focus on leveraging technology-enabled solutions to lower costs, increase quality and compliance, and improve member satisfaction is a key industry trend that we believe we are well positioned to address.
•Compliance with Increasingly Complex and Evolving Regulatory Requirements: The government sector healthcare system imposes many regulations and processes that are manual, complex and constantly evolving. Health plans often lack the necessary infrastructure or resources to adapt quickly to changing requirements. The lack of specialized in-house solutions health plans have to maintain compliance with CMS regulations and requirements often results in foregone reimbursement and monetary penalties. In addition to monetary penalties, health plans risk facing suspension or revocation of their licenses to operate if they are not compliant with CMS regulations. Furthermore, we believe the regulatory environment will continue to grow more complex as the government-sponsored health plan market evolves. Therefore, the need for specialized solutions to help navigate the regulatory environment and facilitate compliance with ever-changing regulations and requirements is becoming increasingly paramount for health plans.
Market Opportunity

+$138B Addressable Market Oppottunity In Managed Medicaid and Commercial Insurance Markets
+$66B Addressable Market Opportunity in MA and PDP Markets with Expanded Solution Set
+$1B New Logo Opportunity in Existing MA and PDP Markets with Current TES Solutions
+$10B Opportunity in Existing Client Base with Current TES Solutions
Additional Depth in Solutions
$10B
$11B
$77B
$215B
Total Addressable Market

Sources: Congressional Budget Office, Kaiser Family Foundation, CMS, Department of Health and Human Services, MedPAC, and Company Management Estimates

We serve as a specialized, solutions-oriented partner to our health plan clients and help manage their core operations. As such, our addressable markets are predicated on our clients’ supplemental benefit and administrative expenditures. For our core Medicare-focused offerings, we estimate our total immediately addressable market opportunity to consist of:
•$10 billion Market Opportunity in Our Existing Client Base with Our Current TES Solutions: We estimate this market opportunity by multiplying (1) the total number of MA and PDP members enrolled in our TES and Advisory clients’ plans as of December 31, 2021 by (2) our estimated average market rate on a per-member basis for the three core TES solutions we currently offer clients. We believe there is significant opportunity to grow our business by using our existing relationships to cross-sell our offerings to clients who do not currently use all of our core TES solutions.
•$1 billion Market Opportunity with New Clients in Existing MA and PDP Markets with Our Current TES Solutions: We estimate this additional market opportunity by multiplying (1) the total number of MA and PDP members not currently enrolled in our TES and Advisory clients' plans as of December 31, 2021 by (2) our estimated average market rate on a per-member basis for the three core TES solutions we currently offer clients.
We estimate that the broader addressable market opportunity for our core Medicare-focused offerings is approximately $77 billion, including our immediately addressable market opportunity described above, to consist of:
•$47 billion Market Opportunity in Supplemental Benefit Administration: We estimate this market opportunity by multiplying (1) the estimated number of total addressable long-term MA and PDP plan members as of December 31,

2020 (the most recent information available from the Kaiser Family Foundation) by (2) the estimated average supplemental benefits administration figure on a per member per-month basis.
•$30 billion Market Opportunity in Plan Administration: We estimate this market opportunity by multiplying (1) the estimated number of total addressable long-term MA and PDP plan members as of December 31, 2020 (the most recent information available from the Kaiser Family Foundation) by (2) the estimated average plan administration expenditure on a per-member per-month basis.
•We believe the MA market is underpenetrated at present. As such, we calculate the estimated number of total addressable long-term MA plan members by multiplying (1) the total number of members eligible for Medicare in 2020 (the most recent information available from the Kaiser Family Foundation) by (2) the expected percentage of MA plan members of all Medicare members in 2030.
The Medicare market continues to benefit from strong secular trends and we believe we are well positioned to capitalize on this large and growing market opportunity.
In addition, we also intend to grow our addressable market opportunity through expansion into adjacent markets, and believe our solutions and services address similar needs that exist across other government-sponsored and commercial programs. We continue to grow our presence in Managed Medicaid and believe this represents a natural adjacency to our core MA market. We estimate our total addressable market opportunity in Managed Medicaid to be approximately $21 billion. Moreover, we estimate our total addressable market opportunity in commercial insurance to be an additional $117 billion.
Value Proposition
We believe we achieve success because we are a trusted, solutions-oriented partner to health plan clients. We help our clients drive superior membership growth and retention, optimize revenue capture, drive cost savings, facilitate regulatory compliance, and enhance operational effectiveness.
Value to Health Plans
•We Help Drive Superior Financial Results: We provide solutions that help health plans increase revenue by attracting and retaining members, improving revenue accuracy, and delivering cost savings.
◦Attracting and Retaining Members: We help health plans improve plan offerings by enhancing benefit design and go-to-market strategy, managing member experience and core operations, and administering supplemental benefits, which together increases the competitiveness of plans and drives strong membership growth and retention.
◦Improving Revenue Accuracy: We harmonize disparate clinical, claims and social determinants of health (“SDOH”) data, and utilize sophisticated applied analytics to drive meaningful insights. We help our clients identify opportunities to enhance member risk scoring, improve clinical outcomes, increase Star Ratings and achieve greater revenue accuracy.
◦Delivering Cost Savings: We help health plans achieve tangible cost savings through leveraging our built-for-purpose technology solutions and government health plan market expertise, resulting in efficient, cost-effective workflow management.
•We Improve Quality, Compliance and Operational Effectiveness: Our end-to-end technology solutions and broad healthcare ecosystem integrations enable us to design and deploy tailor-made solutions promptly to improve operational effectiveness and enhance regulatory compliance for our health plan clients.
◦Enhancing Regulatory Compliance: Among the key workflows we manage, compliance is one of the most essential for government-sponsored health plans. While we are not directly exposed, our clients can be exposed to significant fines or sanctions if they do not meet established compliance standards. We have dedicated compliance and quality-control teams to monitor evolving healthcare rules and regulations and partner with our clients to help them adhere to an ever-changing set of government requirements. Our systems allow us to “push” new regulation requirements out in an efficient, centralized manner compared to continuous updates of disparate, and often unintegrated, systems. We work directly with key compliance contacts at each client to help ensure relevant personnel understand and interpret regulations accurately, implement appropriate processes for regulatory compliance and avoid high costs associated with non-compliance.

◦Providing Complex Operational Support: We provide operational support for our health plan clients by managing critical and complex workflows including eligibility and enrollment, member services, order processing and fulfillment, premium billing administration, premium payment processing, utilization management, payment integrity and regulatory compliance.
Value to Members
•We Deliver a Superior Member Experience: Our clients depend on our member engagement solutions to deliver an outstanding member experience. Our APA and SBA solutions empower members to optimize their plan selection, effectively navigate their benefits, readily gain access to the appropriate medical care, prescription medication and OTC products, and efficiently resolve their inquiries and issues.
◦Unified Member Experience: Our end-to-end, comprehensive technology platform enables us to deliver an integrated experience for health plan members. Our platform significantly reduces the length of time required to address member inquiries, allowing members to have their questions answered and issues resolved efficiently and effectively. In addition, our ability to customize engagement with members through multiple channels, including self-service and mobile applications, has driven further healthcare navigation efficiency and a better member experience.
◦Enhancing Utilization of Valued Benefits: We help drive appropriate utilization of member benefits by making it easy for members to access their benefits through our expanding suite of supplemental benefit solutions. Our omni-channel supplemental benefits management offering enables members to fully access these benefits to which they are entitled.
Our Differentiated Miramar Technology Platform
The backbone of our offerings is our proprietary technology platform, Miramar. We believe the following are key differentiators of our technology platform:
•Comprehensive, Purpose-Built Platform: Miramar is a comprehensive technology platform that reduces the need for health plans to maintain multiple systems and enables us to provide a seamless user experience for our clients and their members. We designed and developed Miramar specifically for the government health plan sector, as opposed to retrofitting a commercial insurance sector technology. We unify internal and external clinical and financial data to provide a differentiated member view that enables health plans to provide superior engagement and retention. Miramar enables us to replace and support a broad range of core systems for our health plan clients, with key workflows that can be modularized across product development and sales, member management, operations and support, all using a single platform. This contrasts with the multiple siloed systems that would need to be integrated and individually updated if conducted in-house by our clients. Miramar empowers our clients to consolidate steps and simplify functions that improve member experience, drive cost savings and enhance clinical outcomes. Through Miramar, our clients have access to a host of key plan administration features.
•Built to Scale: Miramar’s unified infrastructure enables us to rapidly deploy and scale new integrated solutions and services and has been a mainstay of our continued innovation. We have proven our ability to scale our technology to new clients and solutions as a result of having a repeatable and data-driven blueprint to expand our capabilities. Over the past three completed fiscal years, we have won and successfully implemented 45 new TES clients. With scale, our data assets provide even more powerful insights on our clients’ members, enabling us to create more streamlined experiences for members and positively impact outcomes. We have a track record of being able to implement and deploy solutions for large health plan clients, which we have made a repeatable playbook as we look to acquire new clients.
•Strong Interoperability with Broader Healthcare Ecosystem: We have built and continue to innovate technology infrastructure to support broad ecosystem integrations with key healthcare constituents, including health plans, employer groups, government entities, provider organizations, PBMs and financial institutions. Our direct integration and interoperability with the broader healthcare ecosystem enables us to ingest and harmonize data from disparate sources. Given the high volume, velocity and complexity of data our health plan clients must sort through, our offerings provide extensive operational support and allow us to serve as a valuable partner. Miramar processed over 3.1 billion automated transactions in 2021 through integrated processes across the healthcare ecosystem. In 2021, we also facilitated over 29 million touchpoints with members on behalf of our clients.
•Data & Analytics Capabilities: Leveraging our large proprietary datasets, we yield actionable insights through our Value-Based solution that resolve gaps in care and improve quality, data integrity and financial performance. Our value-based analytics capture data for over 35 million members. The ability to efficiently aggregate and process large scale data flows, which is ultimately utilized to guide clients’ operational strategies and decisions, has played a key role in scaling and managing large member populations, particularly in today’s complex and value-based care environment. We have a growing data asset that we believe will only become more impactful over time as we continue to connect insights with workflows to drive measurable outcome improvement for our clients.
The Impact of Our Platform and Solutions
Utilizing our technology-enabled solutions and advisory services, we administer and support a comprehensive range of mission-critical workflows on behalf of our clients across the following key areas:

Key Payor Workflows Supported or Replaced by Our Solutions

miramar

	Product Development & Sales	Member Engagement & Core Operations	Clinical Health Outcomes	Business Intelligence & Analytics
Technology Enabled Solutions	Broker & Sales Agent Credentialing	Enrollment & Eligibility Management	Supplemental Benefits Management	Revenue Integrity
	Plan Selection	Premium Billing	Risk Adjustment	Social Determinants of Health
	Formulary Development	Financial Reconciliation	Clinical Health Integration	
		Member Services		
		Payment Processing		
Advisory Services	Product Development & Benefit Design	Claims Management	Utilization Management	Medical Informatics
	Go-to-Market Strategy	Claims Processing	Quality Management	STARs
			Provider Network & Data Management	
			Value Based Care	
Adjacent Opportunities	Pricing Development	Electronic Data Interchange	Telehealth / Virtual Care	
	Lead Management	Home Services	Clinical Information Interoperability	
	Commissions			

Compliance

•Product Development & Sales: Our technology solutions and services empower our health plan clients to deliver a differentiated health plan offering, which can result in higher membership growth and plan revenues. Using our advanced plan administration, supplemental benefits administration and advisory offerings, we enable a number of product development and commercialization initiatives for our clients including benefit design, plan selection, formulary development, go-to-market research, strategy and execution, and broker and sales agent credentialing.
•Member Engagement & Core Operations: We manage critical member engagement workflows directly on behalf of our clients. Using our advanced plan administration solution, we manage workflows across enrollment and eligibility, premium billing, financial reconciliation, and payment processing. Our technology solutions are designed to enhance operational capabilities for our health plan clients, allowing them to improve the member experience by offering members easy-to-navigate self service capabilities including web portals and mobile applications. In addition, our dedicated compliance and quality teams continually monitor the evolving regulatory environment. We provide solutions and services that enable our clients to better adhere to government regulations and internal compliance requirements. We also support our clients in their quality and CMS audit processes. We believe that we provide highly-compliant and market-leading solutions that successfully help our clients minimize compliance risk.
•Clinical Health Outcomes: Our SBA solutions help members navigate a range of benefits that have been tailored to address clinical, social, or physical needs and improve their overall health. Our solutions enhance member experience, improve health outcomes and create differentiation for MA plans. We help our clients solve unmet social needs that impact almost 40% of all Medicare beneficiaries. For example, the home delivery of OTC products through our SBA solutions alleviates challenges with member access to transportation, which is a significant SDOH. Studies have shown that on average every dollar spent by consumers on OTC medicines saves $6-7 for the U.S. healthcare system. Many of the SDOH-focused supplemental benefits are becoming key differentiators for MA plans and improve both health outcomes and member experience. Our platform was purpose-designed to allow us to add additional benefit categories as new and innovative benefits emerge, and we are currently building out our technology to support supplemental benefits beyond OTC.
•Business Intelligence & Analytics: Our Value-Based data platform, powered by artificial intelligence and machine learning technologies, seamlessly aggregates and organizes disparate clinical, claims and SDOH data to optimize revenue and profitability. Our data analytics platform, which is currently powered by over 35 million lives and over 100 proprietary data models, is designed to handle a growing volume and velocity of healthcare data. Value-based payments such as MA reimbursement require the submission of enrollment, claims and clinical data to determine revenue for the plan. Our revenue integrity solution focuses on the complete, accurate and compliant data collection, submission and acceptance of data to the government. Our value based payment assurance product identifies revenue being understated on average by over 1.3% for an MA plan.
According to the Kaiser Family Foundation, for an MA plan with 100,000 members, this translates into approximately $20 million in additional revenue to the health plan. We believe the depth and breadth of our growing data set and ability to embed into workflows will differentiate our solutions and improve outcomes for our clients.
We have a demonstrated track record of delivering compelling clinical, financial and administrative outcomes for our clients. We believe our comprehensive solutions and services enable us to deliver results that exceed those achieved in-house by our clients, as well as by most other third-party partners. A time and motion study confirmed that our APA solutions reduced the time to complete an address change with potential disenrollment by 75% due to our ability to address the complexity of this task, which involves multiple systems and reporting, using our integrated approach. This study also showed our ability to reduce the time to complete a premium billing credit card transaction by 47% compared to the time when utilizing a leading competitor’s solution to address the same task. The result is higher quality and lower cost for the health plan, and higher member satisfaction.
Case Study: Advanced Plan Administration Platform Efficiencies Driving Improved Member and Client
Satisfaction

Case Study: OTC Offering Helps Lower Medical Costs
During 2021, our Value-Based Analytics business provided some insights on beneficiaries of our SBA program. Analyzing over 250,000 OTC beneficiaries across a three-year period, we found a high correlation between usage of our OTC offering and lower medical costs. More specifically, users of our OTC program who had diabetes, cardiovascular disease, or a history of slip and fall accidents had between 6 and 8 percent lower medical costs than members with similar conditions who did not use our OTC offering.
Competitive Strengths
Comprehensive Payor Services Platform Based on Differentiated, Solutions-Oriented Partnership Model

We believe our success is predicated on our comprehensive capabilities and track record of fostering long-term collaborative partnerships with our clients. We have strategically developed our portfolio of technology-enabled solutions and advisory services to address our clients’ mission-critical workflows. We engage closely with our health plan clients to help them attract and retain members, improve revenue accuracy, drive cost savings, facilitate regulatory compliance, and enhance operational effectiveness. Moreover, our active dialogue with our clients through our advisory team enables us to easily identify new opportunities to deploy additional solutions and services.
We serve as a solutions-oriented partner to the largest and most sophisticated clients, including nine of the top 10 MA payors in the U.S. We believe our unwavering commitment to delivering innovative and effective solutions for our clients, our comprehensive capabilities and domain expertise have earned us our reputation as a trusted partner to the nation’s largest payors.
Purpose-Built, Scalable and Integrated Technology and Analytics Platform
We believe our proprietary technology, rich dataset and advanced applied analytics capabilities enable us to deliver meaningful value as a partner to our health plan clients, members and partner constituents. Our Miramar technology platform enables us to provide a seamless, unified user experience for our clients and their members. Miramar’s unified infrastructure enables us to rapidly deploy and scale new integrated solutions and services and has been a mainstay of our continued innovation. Miramar supports broad ecosystem integrations with health plans, employers groups, government bodies, provider organizations, PBMs and financial institutions, which enables us to ingest and harmonize data from multiple sources. Our Value-Based solutions integrate disparate clinical, claims and SDOH data and utilize sophisticated applied analytics to help our clients optimize value-based revenue and payment integrity. Our purpose-built solutions allow us to help our clients navigate the constantly evolving regulatory environment and more efficiently engage their members.
Attractive Operating Model with Contractually Recurring Revenues and High Financial Visibility
As of December 31, 2021, we had 169 clients that purchased our solutions and services. Our solutions managed over 3.5 million MA members and 1.6 million PDP members. Additionally, our value-based analytics, which are powered by our 35 million member data set, provided actionable insights for nearly 7.3 million MA members in 2021. The significant increase in 2021 as compared to 2020 in the number of MA members we provided actionable insights for was the result of contracting with new clients. As the MA payor market is relatively concentrated, we expect to continue to derive a substantial portion of our total revenue from a limited number of key clients. For the year ended December 31, 2021, our two largest clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 27.8% and 18.9% of our total revenue, respectively, or collectively 46.7% of our total revenue during this period. Our two largest clients are two of the top 10 MA payors in the U.S. While we have client concentration, our longest client relationships are among our two largest clients at 16 years and 10 years as of December 31, 2021, respectively, and we generally have long-term contracts with our other clients as well. In addition, we have many different contractual relationships with, and provide many different solutions to, each of our top clients. The multiple solutions we provide to our clients, the length of our contracts and the established long-term relationships we have developed with our top clients reduces the overall risk of concentration to our business.
We have generated a substantial portion of our revenue from clients on a recurring or re-occurring fee basis, which, coupled with our multi-year contracts and historically high client revenue retention, have provided high revenue predictability and visibility. We focus on maintaining longstanding relationships with our clients and serve as a strategic partner across mission-critical workflows. We believe our focus on collaborative innovation with our clients, in conjunction with the expansive set of mission-critical solutions and services we provide, results in a highly loyal client base as evidenced by our GDR of 99%, 98%, and 99% in 2021, 2020, and 2019 respectively. Our high client retention, as measured on a revenue retention basis, demonstrates the predictability of our revenue and that our solutions are deeply embedded in our clients’ core operations. Our NDR was 117%, 135%, and 142% in 2021, 2020, and 2019 respectively, exhibiting the strength of our platform and growth of our existing client base. Figures for 2019 are based on the Successor period from June 13, 2019 to December 2019 and the Predecessor period from January 1, 2019 to September 3, 2019.
Unmatched Expertise and Breadth of Solutions for Government-Sponsored Health Plans
Based, in part, on our extensive experience and history working with many of the nation’s largest payors, we believe we have unmatched expertise and an established leadership position in government plan administration. Our TES solutions and Advisory services position us at the forefront of emerging trends across payor strategies. We believe our platform, which embodies years of research, innovation, iterations and enhancements, is a leading platform for the administration of government plans demonstrated by the fact that we serve nine of the top 10 MA payors in the U.S. Our comprehensive capabilities, extensive healthcare ecosystem integrations and highly specialized expertise in the complex government health plan market enable us to deliver innovative solutions and superior clinical, operational, compliance and financial outcomes for our clients.

Outstanding Management and Advisory Team with Proven Track Record of Success
Our long-tenured executive leadership team has extensive experience across the healthcare, technology and consulting sectors and has delivered a strong compound annual growth rate in revenue from continuing operations since 2011. Our CEO and CFO have a combined experience of over 28 years with Convey Health as of December 31, 2021, and extensive experience managing publicly traded companies. Our executive officers have on average 23 years of experience with the government health plan market as of December 31, 2021. We approach the market competitively and believe that we win, in part, because of our commitment to dedicate the resources required to accomplish the goals of our clients. We believe that our Advisory team brings us closer to the market so that we remain at the forefront of trends and drive further innovation in the market. As a result of this powerful combination of services and technology, we believe that we have a strong competitive position and can adapt more rapidly to any changing conditions. Further, we believe that our innovative combination of technology and advisory expertise has transformed Convey Health into the preeminent payor solutions platform.
Growth Strategy
Cross-Sell and Upsell Existing Solutions
Our technology-enabled solutions expand regularly, and our clients often utilize more solutions over time. The flexibility of our platform and our consultative approach allow us to cross-sell more products and solutions to existing clients and expand our share of wallet with the nation’s top health plans. We also benefit from plan membership growth within existing clients, many of which are growing and gaining market share.
We believe we have significant remaining opportunity to continue our growth within our existing client base. For example, approximately 60% of our TES client base uses only one of our three core technology enabled solutions as of December 31, 2021. Additionally, approximately 46% of our clients use only Advisory services as of December 31, 2021, and currently utilize none of our TES solutions. Consequently, we believe our existing client base continues to be a significant channel in which to sell both our existing technologies and any additional solutions or services.
Expand Existing Solutions and Introduce New Solutions
Our clients are increasingly looking to simplify their offerings and we expect to extend our technology offering to allow Miramar to be a single portal for multiple supplemental benefits. This could entail offerings and support for food and grocery, meals, transportation, in-home services, hearing, vision, and dental which are all gaining in popularity. As more supplemental benefits are designed to address SDOH, we believe our solutions will help drive improved health outcomes. We also see Managed Medicaid and the commercial insurance market as adjacent opportunities.
In particular, we believe our supplemental benefits offering will continue to expand due to growing prevalence of plans offering supplemental benefits, increasing member enrollment trends in such benefits, rising spend allocated to supplemental benefits, and increasing member utilization of such benefits. Further, our clients are increasingly looking to expand their offerings with leading third party platforms, and we continue to extend our technology offering to allow Miramar to be a single portal for multiple supplemental benefits.

There are several additional technology solutions that we are considering strategically, including, but not limited to, clinical management, member marketing, member acquisition, provider data and network management, claims administration, health risk assessments, home health, and SDOH. In addition, we believe our domain expertise from Advisory accelerates our technology development and allows us to develop leading solutions. We have a successful history of growing our solutions and services through internal innovation and will continue to actively invest in expanding our platform capabilities.
Win New Technology Clients
Our technology platform serves large national and regional health plans as well as PBMs. We believe we have a significant opportunity to sell technology solutions, as approximately 46% of our clients use only Advisory services as of December 31, 2021, and currently utilize none of our TES solutions. In addition, 53% of insurance carriers that offer MA plans as of December 31, 2021, are not our clients. Over time, we expect to leverage our Advisory relationships to implement technology solutions to address their needs. Our reputation as a long-term strategic partner, combined with our comprehensive solutions set and specialized market expertise, has enabled us to win 45 new TES clients since 2017. Given the increasing importance health plans are placing on growing their MA business, we believe we are well positioned to demonstrate value at multiple touchpoints to align to their business objectives.
Targeted Expansion in New Markets
We are continuously evaluating new markets to deploy our broad set of solutions. We have identified Managed Medicaid, commercial health insurance payors, and risk-bearing providers as adjacent markets that we believe are good candidates for our TES solutions. Our Value-Based solutions have already been deployed to several risk-bearing providers.
Strategic and Highly Disciplined Acquisitions
We have a demonstrated history of continuously expanding our relationships with clients through the addition of new solutions to our platform, both organically and through acquisitions. This includes the successful acquisition and integration of Gorman Health Group, HealthScape Advisors, LLC (“HealthScape Advisors”) and Pareto Intelligence, LLC (“Pareto Intelligence”). We also recently acquired HealthSmart International and intend to leverage its product development and supply chain expertise to introduce additional products and technologies to enhance the health at home benefit for MA members. Our differentiated partnership model and collaborative approach enable us to gain critical insights into our clients’ evolving needs. We intend to complement our internal innovation and strong organic growth opportunities with acquisitions of complementary technology solutions and services to continue to better serve our clients. Potential targets could include, among others, companies that would further strengthen our platform and technologies in clinical management, member marketing, provider data and network management, claims administration, as well as expansion of supplemental benefits management.
Sales and Marketing
We sell and market our solutions in three primary ways:
•cross-sales to existing clients utilizing our TES solutions;

•selling TES solutions to clients served by our Advisory Services offerings; and
•sales to new clients.
Our Advisory team is critical to identifying opportunities where our existing clients can utilize our TES solutions, as their extensive executive level relationships provide critical insights into our clients’ strategic initiatives. We benefit significantly from the subject matter expertise, market credibility, thought leadership and relationships our executives and advisory team have within our industry and referrals from existing clients. While our sales and client service representatives are responsible for lead generation, they are primarily dedicated to the cross-selling and upselling of our solutions to existing clients. We deploy marketing strategies centered on initiatives that drive awareness of our company and our solutions in order to reach new customers. These initiatives include targeted direct marketing, advertising, trade show participation, workshops, web-based marketing activities, e-newsletters and customer and industry conferences.
Our Clients
Our clients consist primarily of health plans, specialty health companies and to a lesser degree providers. As of December 31, 2021, we served 169 clients, including nine of the nation’s top 10 health plans. Our two largest clients are two of the top 10 MA payors in the U.S. As of December 31, 2021, we served 36 of the top 50 MA and PDP plans.
We believe we serve as a trusted, solutions-oriented partner to our clients and foster long-term, collaborative relationships, with our average relationship for our top 10 clients of over eight years as of December 31, 2021. Revenue from our top 10 clients accounted for 75%, 77%, and 72% of our total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. For the fiscal year ended December 31, 2021, our two largest clients, Cigna Corporate Services and United HealthCare Services, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 27.8%, and 18.9% of our total revenue, respectively, or collectively 46.7% of our total revenue during this period. As the MA payor market is relatively concentrated, we expect to continue to derive a substantial portion of our total revenue from a limited number of key clients. See “Risk Factors — Our client base is highly concentrated and we currently depend on a small number of clients for a substantial portion of our total revenue, and this concentration exposes us disproportionately to effects from altered contracts with these clients.” While our client base is concentrated, we have multiple contractual relationships with our largest clients covering multiple product delivery solutions. In addition, for the years ended December 31, 2021, 2020, and 2019, we achieved 117%, 135%, and 142% NDR of our total client base, respectively. Figures for 2019 are based on the Successor period from June 13, 2019 to December 2019 and the Predecessor period from January 1, 2019 to September 3, 2019.
Government Regulation
Substantially all of our business is directly or indirectly related to the healthcare industry and is affected by changes in the healthcare industry, including regulatory changes and fluctuations in healthcare spending. In the United States, the healthcare industry is highly regulated and subject to frequently changing political, legislative, regulatory and other influences. Participants in the healthcare industry, including our customers, are required to comply with extensive and complex federal and state laws and regulations, including those issued by CMS and other divisions of the U.S. Department of Health and Human Services (“HHS”), as well as other laws and regulations relating to fraud and abuse, false claims, anti-kickback and privacy and data security laws and regulations. Although some laws and regulations do not directly apply to our business, these laws and regulations affect the business of our customers and in turn can affect the demand for our solutions.
Medicare, Medicare Advantage and Medicare Part D
Medicare
Medicare is a federal program administered by CMS through various contractors. Available to individuals age 65 and over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, subject to limitations, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
CMS has established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Medicare is subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare providers. Any such changes in federal legislation, regulations and policy affecting the entities with which we contract could have a material effect on our performance and revenue generation.

Medicare Advantage
Under the Medicare Advantage program, also known as Medicare Part C, the federal government contracts with private health insurers to provide members with Medicare Part A, Part B and Part D benefits. MA plans can be structured as Health Maintenance Organizations, Preferred Provider Organizations or private fee-for-service plans. In addition to covering Part A and Part B benefits, the health insurers may choose to offer supplemental benefits and impose higher premiums and plan costs on beneficiaries. Medicare beneficiaries that choose to participate in MA choose which health plan through which to receive their Medicare coverage. To assist beneficiaries with plan selection, CMS established a five-star quality rating system. Using this system, CMS publishes Star Ratings based on a variety of quality, patient satisfaction and performance measures for health plans on an annual basis. These ratings are based on data gathered from a variety of sources, including the Healthcare Effectiveness Data and Information Set, the Consumer Assessment of Healthcare Providers and Systems program, the Medicare Health Outcome Survey, the Medicare Prescription Drug Program and CMS administrative data. CMS generally pays health insurance plans that participate in MA on a per capita basis. CMS makes certain adjustments based on service benchmarks and quality ratings.

Medicare Part D
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act
In the United States, federal and state legislatures and agencies periodically consider healthcare reform measures that may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare participants operate, including our customers. Our business could be affected by changes in healthcare laws, including the Patient Protection and Affordable Care Act (“ACA”), which was signed into law in March 2010. The ACA has changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced Medicare program spending and insurance market reforms. The ACA has created major changes in how healthcare is delivered and reimbursed and generally increased access to health insurance benefits to the uninsured and underinsured population of the United States. Among other things, the ACA has increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud abuse laws and encouraged the use of information technology. While provisions of the ACA are not directly applicable to our business, the ACA affects the business of our customers, which may in turn affect our business.

HIPAA and other Health Information Laws
A significant portion of our business is regulated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Among other things, HIPAA requires business associates and covered entities to comply with certain privacy and security requirements relating to protected health information and personally identifiable information and mandates the way certain types of healthcare services are coded and processed. We frequently act as a business associate to our covered entity clients and, as a result, collect, use, disclose and maintain the protected health information and personally identifiable information of individuals, as well as other financial, confidential and other proprietary information belonging to our customers and certain third parties from whom we obtain information (e.g., private insurance companies and financial institutions). HIPAA and other state laws and regulations and industry standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and availability of electronic protected health information, which also includes information about the payment for healthcare services, as well as payment card data under the Payment Card Industry Data Security Standard. These laws, regulations and standards, and the rules promulgated thereunder, are changed frequently by legislation, regulatory issuances or administrative interpretation. For instance, in January 2013, HHS issued the Omnibus Final Rule modifying and supplementing many of the standards and regulations under HIPAA. The Omnibus Final Rule significantly lowered the disclosure standards required for notifications of breaches in patient privacy and expanded the universe of available liability under certain of HIPAA’s requirements, including expanding direct liability for HIPAA’s requirements to companies such as ours, which act as business associates to covered entities.
HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information and requires the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form, as well as breach notification procedures for breaches of protected health information and penalties for violation of HIPAA’s requirements for entities subject to its regulation. For example, HIPAA and its implementing regulations mandate format and data content standards and provider identifier standards (known as the National Provider Identifier) that must be used in certain electronic transactions, such as eligibility inquiries, and enforcement of compliance with these standards falls under HHS and is carried out by CMS. Violations of HIPAA’s requirements may result in civil and criminal penalties, which may be significant. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. HHS is currently conducting audits of covered entities and business associates to assess their HIPAA compliance, and we may be subject to such an audit in our capacity as a business associate to our covered entity clients.
In addition to HIPAA, numerous other federal and state laws govern the collection, maintenance, protection, use, transmission, disclosure and disposal of protected health information and personally identifiable information, and these laws can be more restrictive than HIPAA, which means that entities subject to them must comply with the more restrictive state law in addition to complying with HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some state laws, unlike HIPAA, also afford private rights of action to individuals who believe their personal information has been misused. State laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject. We cannot predict how future federal or state privacy or similar laws and regulations may affect us or our customers. For a discussion of the risks and uncertainties affecting our business related to compliance with HIPAA and other federal and state laws and regulations, including the California Consumer Privacy Act and the California Privacy Rights Act, please see “Risk Factors — Risks Related to Governmental Regulation — We are subject to complex, stringent and evolving laws, regulations and standards relating to data privacy and security (including the collection, storage, use, transfer, and processing of personally identifiable information), including protected health information, and any actual or perceived failure by us to comply with such laws, regulations or standards, or our own information security policies or contractual or other obligations relating to data privacy and security, could adversely affect our business, including our reputation among clients.”
Communications Laws
In addition, the United States regulates marketing and certain other communications by telephone and email, and individual states also impose restrictions on telephone marketing. The laws and regulations governing the use of emails and telephone calls for such purposes continue to evolve, and changes in technology, the marketplace or consumer preferences may lead to the adoption of additional laws or regulations or changes in interpretation of existing laws or regulations. The Telephone Consumer Protection Act, as amended (“TCPA”) and other federal and state laws prohibit companies from making telemarketing calls to numbers listed in the Federal Do-Not-Call Registry and impose other obligations and limitations on contacting our customers and our customers’ members. The Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders. We are required to comply with these and similar laws, regulations and other requirements.
For a discussion of the risks and uncertainties affecting our business related to compliance with federal, state and other laws and regulations and other requirements, please see “Risk Factors — Risks Related to Governmental Regulation — Recent and future developments in the healthcare industry could have a material adverse impact on our business, results of operations or financial condition” and “Risk Factors — Risks Related to Governmental Regulation — We are unable to predict what changes to laws, regulations and other requirements, including related to contractual obligations, might be made in the future or how those changes could affect our business and the costs of compliance.”
Intellectual Property

We rely upon a combination of trade secret, trademark, patent and copyright laws, license agreements, confidentiality policies and procedures, contractual provisions (e.g., intellectual property assignment agreements), nondisclosure agreements and technical measures of varying duration designed to establish, maintain and protect the intellectual property and other proprietary information and commercially valuable confidential information and data used in our business. We have registered or applied to register certain of our trademarks in the United States. We also license intellectual property and technology from third parties, including some that is incorporated into our solutions.
For example, with respect to the Miramar technology platform, which was internally-developed by the Company, the Company owns all right, title and interest in the copyrightable expression embodied in the source code for Miramar, the source code for Miramar is a trade secret of the Company, and the Company has obtained trademark protection for various products and features included in the Miramar platform.
We generally control access to and use of our proprietary software and other intellectual property, including the source code for Miramar, through the use of internal and external controls, including entering into nondisclosure, confidentiality and intellectual property assignment agreements with our employees and third parties.
The steps we have taken to protect our trade secrets, trademarks, patents and other intellectual property and proprietary information may not be adequate, and third parties could infringe, misappropriate or misuse our intellectual property. If this were to occur, it could harm our reputation and adversely affect our competitive position, business, results of operation or financial condition.
For a discussion of the risks and uncertainties affecting our business related to our protection of intellectual property and other proprietary information, please see “Risk Factors — Risks Related to Information Technology and Intellectual Property — The protection of our intellectual property and proprietary rights requires substantial resources, and protections of our intellectual property and proprietary rights may not be adequate. Any failure to obtain, maintain, protect and enforce our intellectual property and proprietary rights, or failure of our intellectual property and proprietary rights to be sufficiently broad, could harm our business, results of operations or financial condition.”

Competition
We compete primarily with healthcare services and technology companies. We also compete in some cases with certain of our customers who themselves provide some of the same solutions that we offer or who may decide to perform internally some of the same solutions that we provide. In addition, certain major software, hardware, information systems and business process outsourcing companies, both with and without healthcare companies as their partners, may seek to offer competitive software and services.
Our TES solutions compete with:
•healthcare information system vendors that support providers or payors in their administration of MA (including the administration of supplemental benefits), Medicare Part D Prescription Drug Plan and Employer Group Waiver Plans;
•healthcare insurance companies, pharmacy benefit management and pharmacy benefit administrator companies, hospital management companies and pharmacies that provide or are developing electronic transaction and payment distribution services for use by providers or by their members and customers;
•healthcare payments and communication solutions providers, including financial institutions and payment processors that have invested in healthcare data management assets; and
•healthcare payment accuracy companies, and providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics and other data, and analytics solutions.
Our Advisory Services offerings compete with:
•National management consulting firms (including, but not limited to, Deloitte Touche Tohmatsu Limited, Accenture plc, McKinsey & Company and other similar firms);
•Boutique consulting firms; and
•Internal consulting departments within our clients.
Employees and Human Capital Resources
As of December 31, 2021, we employed approximately 3,800 full-time employees, including approximately 550 full-time employees hired on a temporary basis in connection with seasonal volume increases and approximately 290 part-time employees and independent contractors. All of our employees and independent contractors are located in the United States except for approximately 340 individuals who were located in the Philippines as of December 31, 2021. We experience seasonal employee hiring practices primarily from September through December in connection with the Medicare annual enrollment period, which typically results in the hiring of a significant number of full-time employees on a temporary basis. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash based performance bonus awards.
Available Information
We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission (“SEC”). Our website address is www.ir.conveyhealthsolutions.com. Information on our website is not part of this report. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Form 10-K, including our financial statements and related notes appearing elsewhere in this Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, if they occur, or other events, developments or risks not presently known to us or that we current deem immaterial, could materially affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.
Summary Risk Factors
The following is a summary of some of the principal risks we face.
Risks Related to Our Business and Industry
•Our ability to retain our existing clients or attract new clients, and sell additional solutions and services to our clients.
•Our dependence on a small number of clients for a substantial portion of our total revenue.
•Our growth prospects may be limited if our clients’ growth prospects are limited or if the size of the total addressable markets in which we compete or expect that we may compete in the future contract or grow at materially lower rates than are currently expected.
•Our ability to achieve or maintain profitability in light of our history of net losses and our anticipation that we will increase expenses in the future.
•Federal reductions in Medicare Advantage funding.
•Significant consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services we offer.
•The limited operating history we have with certain of our solutions, particularly in light of our recent history of expanding our business through acquisitions.
•A failure to deliver high-quality member management services to our clients’ members.
•The significant competition we face from healthcare services and technology companies.
•Risks related to acquisitions of other businesses or technologies and other significant transactions.
•Increases in labor costs, including due to changing minimum wage laws, and an overall tightening of the labor market.
•The long and unpredictable sales and integration cycles for our solutions.

•An economic downturn or volatility, including as a result of the ongoing COVID-19 pandemic.
•Our ability to achieve market acceptance of new or updated solutions and services.
•Our reliance on third parties for certain components of our business.
•Our quarterly results of operations may fluctuate significantly due to seasonality.
•Our ability to achieve or maintain adequate utilization and suitable billing rates for our consultants, and our ability to deliver our services to our clients.

Risks Related to Governmental Regulation
•Recent and future developments in the Medicare Advantage market or the healthcare industry generally, including with respect to changing laws and regulations.
•The actual or perceived failure by us to comply with applicable laws, regulations and standards relating to data privacy and security.

Risks Related to Information Technology, Data Privacy and Intellectual Property
•Security breaches or incidents, failures and other disruptions of the information technology systems used in our business operations and of the sensitive information we collect, process, transmit, use and store.
•Disruptions in service, and other software and systems failures, affecting us and our vendors.
•Our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights.
•Our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties.
Risks Related to Our Capital Structure, Indebtedness and Capital Requirements
•Our substantial indebtedness could adversely affect our financial condition.
•The terms of our indebtedness restrict our current and future subsidiaries.
Risks Related to Our Common Stock
•We have identified material weaknesses in our internal control over financial reporting and we may fail to remediate these material weaknesses, and our internal control over financial reporting may not be effective.
•We are a “controlled company” and our principal stockholder, TPG, will continue to have significant influence over us.
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
To remain competitive in the evolving healthcare technology services markets, we must continuously upgrade our existing solutions and services and develop and introduce new and innovative solutions and services on a timely basis. Future advances in healthcare technology services could lead to new technologies, products or services that are competitive with our existing solutions and services, resulting in pricing pressures or rendering such solutions and services obsolete or otherwise not competitive. In addition, our ability to integrate these software solutions into clients’ existing health plan infrastructures could be challenged, which may impair our ability to retain clients and harm our reputation with existing and prospective clients. We also may not be able to retain or attract clients if our solutions or services contain errors or otherwise fail to perform properly, if our pricing structure is not competitive or if we are unable to renegotiate client contracts upon expiration.
Our revenue depends, in part, on our ability to maintain high client revenue retention rates and our future growth depends, in part, on attracting new clients and selling additional solutions and services to our clients. In addition, the costs associated with generating revenue can vary by the solution and, depending on the solution or service, or mix of solutions or services, utilized by particular clients, there may be substantial variation in the gross margins across our client base. As a result of an increasingly competitive landscape, we have had clients not renew their contracts with us. If we are unable to maintain client retention rates going forward, attract new clients or sell additional solutions and services to our clients, or if we experience increased non-renewal rates, our business, results of operations or financial condition would be adversely affected.
Our client base is highly concentrated and we currently depend on a small number of clients for a substantial portion of our total revenue, and this concentration exposes us disproportionately to effects from altered contracts with these clients.
We derive a large portion of our total revenue from a limited number of key clients. For the year ended December 31, 2021, our two largest clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 27.8% and 18.9% of our total revenue, respectively, or collectively 46.7% of our total revenue during this period. During this same period, these two clients accounted for 21.0% and 24.2% of our total accounts receivable, respectively, or collectively 45.2% of our total accounts receivable. For the fiscal year ended December 31, 2020, these same clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 28.6% and 17.8% of our total revenue, respectively, or collectively 46.4% of our total revenue during this period. During this same period, these two clients accounted for 15.0% and 6.8% of our total accounts receivable, respectively, or collectively 21.8% of our total accounts receivable.
We typically enter into a master service agreement with clients in our Technology Enabled Solutions segment, which provides a framework for services that is then supplemented by statements of work, which specify the particulars of each individual engagement. Contracts with our top clients in our Technology Enabled Solutions segment, including our top two clients, typically have stated terms of one to six years, and many of our contracts with these clients renew automatically. However, our clients, including our top two clients, have no obligation to renew such contracts, and may seek to renegotiate terms less advantageous to us in advance of renewal, may renew with a reduced scope of services or pricing, may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts or may terminate their agreements (with or without cause) prior to such agreements’ expiration dates, generally without penalty. The occurrence of any of these events could reduce our revenue from these clients. In addition, our clients must adhere to extensive and oftentimes changing regulatory requirements and may from time to time be subject to sanctions or other penalties from the CMS or other government entities for failure to maintain compliance with all applicable requirements. Sanctions and other penalties levied on our clients from CMS or other government entities may negatively impact our clients’ business practices and our clients’ businesses generally, which could impact our relationships with these clients and reduce our revenue from these clients. Furthermore, some of our top clients are, and may in the future be, involved in litigation relating to the administration of their health plans or otherwise relating to their business practices. This type of litigation could have a material impact on some of our clients’ businesses and, as a result, may negatively impact our relationships with our clients and the demand for our services.
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
We have incurred net losses during our history. We incurred net losses of $10.0 million for the year ended December 31, 2021, $6.5 million for December 31, 2020 and $16.8 million for the Successor period, respectively. Our accumulated deficit as of December 31, 2021, was $33.3 million.
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
The majority of our revenues are derived from our contractual arrangements with health plan clients who participate in the government subsidized Medicare Advantage program. Medicare Advantage is a federally-administered program financed by federal funds. Medicare Advantage spending has increased rapidly in recent years, becoming a significant component of the federal budget. This, combined with slower state revenue growth, has led the federal government to institute measures aimed at controlling the growth of healthcare spending, including Medicare Advantage spending, and in some instances reducing aggregate healthcare spending, including Medicare Advantage spending. For example, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012 (“sequestration”), subject to a 2% cap, which was extended by the Bipartisan Budget Act of 2018 for an additional two years through 2027. In addition, future levels of funding for Medicare Advantage may be affected by continuing government efforts to contain healthcare costs and may further be affected by federal budgetary constraints. Congress periodically considers reducing or reallocating the amount of money it spends for healthcare programs, including the Medicare Advantage program. Adverse economic conditions may put pressures on federal budgets as tax and other federal revenues decrease while the population that is eligible to participate in Medicare Advantage programs increases, creating more need for funding. This may require CMS to find funding alternatives, which may result in reductions in funding for the Medicare Advantage program or contraction of covered benefits. In addition, while talks appear to have stalled or ended, the U.S. Congress may again try to or in the future pass a significant domestic social spending bill; reports related to prior versions of such a bill had indicated that cuts to Medicare Advantage have been considered to help pay for the bill. Such cuts may also be considered or implemented to pay for future spending or other bills. Reductions in funding for the Medicare Advantage program may impact our health plan clients’ business operations, and may lead our health plan clients to reduce the number of Medicare Advantage health plans and the variety and level of benefits offered through such plans. Reductions in funding may also lead to decreased membership in Medicare Advantage health plans, or cause membership to grow at lower levels than we currently expect. Changes to our clients’ business operations stemming from reductions in Medicare Advantage funding, including if such changes result in decreased health plan membership or reduced benefits levels, could adversely affect our business, results of operations or financial condition.
Significant consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services that we offer, could adversely alter our relationships with clients and harm our business, results of operations or financial condition.
The healthcare industry in the United States has experienced significant consolidation in recent years. Many healthcare organizations, including some of our clients, have consolidated to create larger enterprises with greater market power. This consolidation trend could give the resulting enterprises greater bargaining power, which may lead to downward price pressure on our solutions or services, or less demand for them, or both. Consolidation in the health insurance industry, particularly involving any of our key clients, could cause a loss of, or changes in, our relationship with that client and may reduce or eliminate our revenue from that client if our solutions and services are no longer utilized by that client at all or in the same capacity as they were utilized prior to the consolidation. If one of our existing clients combines with another healthcare organization that does not use our services, we may be required to compete to retain our existing client’s business. In the future, due to this consolidation, we may be faced with a reduced number of potential clients and derive a greater portion of our revenue from a more concentrated number of clients as our business and the healthcare industry evolve. Any of these effects could harm our business, results of operations or financial condition.
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
We have significantly expanded our business in recent years, including the solutions and services we offer to clients. Our acquisition of Gorman Health Group in October 2017 followed by our acquisition of HealthScape Advisors in November 2018 created the foundation of our Advisory Services segment, and our acquisition of Pareto Intelligence in November 2018 expanded the analytics capabilities of our TES business. We believe our acquisition of HealthSmart International in February 2022 enhances our ability to provide best-in-class services to the nation’s top health plans. As a result of our limited operating history with the capabilities obtained through each of these acquisitions, as well as additional solutions and services developed through our organic growth since the completion of these acquisitions, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue and growth trends should not be considered indicative of our future performance. If our assumptions regarding the value proposition of our solutions and our ability to be able to cross-sell and up-sell our solutions, particularly to clients currently served by our Advisory Segment business that do not currently utilize any of the solutions offered by our TES business, prove incorrect or change based on any numbers of factors, our business, results of operations or financial condition could differ materially from our expectations.

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
Our Advisory Services offerings compete with similar offerings of:
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
We have in the past acquired businesses, such as Gorman Health Group in October 2017, Pareto Intelligence and HealthScape Advisors in November 2018 and HealthSmart International in February 2022 and may in the future decide to acquire other businesses, products and technologies or enter into strategic alliances or joint ventures (a “Transaction”). These Transactions could require significant capital infusions and involve many risks, including the following:
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
•Transactions have in the past and may in the future require us to incur significant indebtedness, including borrowings under our Credit Agreement;
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
In addition, we may divest assets or otherwise discontinue businesses that are no longer a part of our strategy. For example, on February 9, 2018, we announced a plan to abandon our Business Processing Outsourcing unit, and all run off operations associated with our Business Processing Outsourcing unit ceased in the first quarter of 2020. For more information regarding this discontinued operation, see Note 17. Discontinued Operations, to our consolidated financial statements in this Form 10-K. Divestitures or other similar strategic endeavors require significant investment of time and resources, may disrupt our business and distract management from other responsibilities and may result in losses on disposition or continued financial involvement in the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect our business, results of operations or financial condition.
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
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. From time to time, including following the 2020 U.S. presidential election, legislative proposals are made or otherwise discussed to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states and municipalities, and to reform entitlement programs, such as health insurance and paid leave programs. These proposals and discussions have become increasingly common in the current political environment. In addition, from time to time, including recently, the labor market becomes increasingly competitive. If we are unable to mitigate wage rate increases driven by increases to the minimum wage or the increasingly competitive labor market through automation and other labor savings initiatives, our labor costs may increase, which could have an adverse effect on our business, results of operations or financial condition.
If minimum wage rates increase due to changes in regulation, or in the event we must offer increased wages or other competitive benefits and incentives to attract qualified personnel, we have increased and may continue to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other employees as well, and we may need to offer such employees other competitive benefits and incentives. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing certain aspects of our business, such as our client service, to suffer. Increases in labor costs could force us to increase our fees, which could adversely impact sales of our solutions and services to existing clients and prospects and the attractiveness of our solutions and services to existing clients and prospects. We have experienced an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain employees capable of performing at a high level, such as by providing a high level of client service, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, such as utilizing increased automation in how we deliver certain of our solutions and services to clients, have unintended negative effects, including on client service, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
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
In particular, the COVID-19 pandemic has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal, state and local governments have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including of the Delta and Omicron variants of COVID-19), uneven vaccination and vaccination booster rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. We remain focused on protecting the health and well-being of our employees, our clients and our clients’ members while assuring the continuity of our business operations. The COVID-19 impact on our business resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, Advisory Services.
We have developed and implemented a range of measures to address the risks, uncertainties, and operational challenges associated with operating in a COVID-19 environment. We have also increased our interaction with our vendors to continue to monitor and manage inventory levels and are updating our systems regularly to provide current availability information to members. We have taken and will continue to take, proactive measures to provide for the well-being of our workforce while continuing to safely run our operations. We have implemented alternative working practices, which include, modified work schedules, shift rotation and work at home abilities for appropriate employees to best ensure adequate social distancing. In addition, we increased cleaning protocols throughout our facilities. Certain of these measures have resulted in increased costs. Our business, results of operations or financial condition could be further impacted by delays in payments from clients, supply chain interruptions, extended “shelter in place” orders or advisories, warehouse or facility COVID-19 outbreaks or closures or for other reasons related to the pandemic. In addition, the Biden Administration had previously announced, a plan directing the Occupational Safety and Health Administration to issue an emergency temporary standard requiring all private employers with 100 or more workers to mandate COVID-19 vaccinations or a weekly test for all employees (the “Biden ETS”). While the administration has since withdrawn the Biden ETS, reports indicate that it still intends to pursue a permanent vaccination requirement; although the details of any such requirement are currently unknown, it is possible that the cost of compliance may be substantial should the Company need to implement such a requirement.
Although the overall impact of COVID-19 on our business has been limited so far, such effects, if they continue, may have a material adverse effect on our business, results of operations or financial condition. The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic will impact our business, operations or financial condition continues to depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants such as Delta and Omicron); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases. To the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
We rely on third parties in several components of our business, including in connection with administering our supplemental benefits solution. Our general reliance on third parties in the supply chain entails many risks, including: reliance on the third party for regulatory compliance and quality assurance, the possible breach of the agreement with the third party, the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us and disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers. Additionally, even if we are party to an agreement pursuant to which a third party is contractually obligated to indemnify us for any costs incurred as a result of the breach of an agreement by a third party, the indemnifying party may be unable or otherwise unwilling to uphold its contractual obligations.
Certain of our health plan clients depend on us to procure inventory for our supplemental benefits solution and to deliver products to their members. Any changes in, or disruptions to, our ability to procure this inventory or in the shipping arrangements we use to deliver products to health plan members could adversely affect our business, results of operations or financial condition. We have experienced and continue to experience supply chain challenges and those challenges have adversely impacted our business, results of operations or financial condition. We currently rely on third-party providers to deliver the supplemental benefits products that we offer. If we are not able to negotiate acceptable pricing and other terms with these providers, or if these providers experience performance problems or other difficulties in processing our orders or delivering our products to our clients’ members, it could negatively impact our results of operations and the experience of our clients’ members. For example, changes to the terms of our shipping arrangements may adversely impact our margins and profitability. In addition, our ability to receive inbound inventory efficiently and ship products to clients’ members may be negatively affected by factors beyond our and these providers’ control, including inclement weather, fire, flood, power loss, earthquakes, acts of war or terrorism, pandemics, including the COVID-19 pandemic, or other events specifically impacting our or other shipping partners, such as labor disputes, financial difficulties, system failures and other disruptions to the operations of the shipping companies on which we rely. Although we do not manufacture supplemental benefits products ordered by our clients’ members, including OTC medications and other medical products, these items may be defective, faulty or may otherwise cause harm to the members receiving and using such OTC medications or other medical products. If OTC medications or other medical products ordered by members through our supplement benefits offerings are defective, faulty or otherwise cause harm to members, we may be subject to litigation, including involving product liability claims, or our reputation may be adversely affected among our clients or our clients’ health plan members.
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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We typically generate outsized revenue in the fourth quarter primarily due to increased member utilization of supplemental benefits within our Technology Enabled Solutions segment. The supplemental benefit programs, including products, we support may include an in-year roll-over provision, in which benefits not used during the calendar year accumulate and are available for members to use prior to the end of the following calendar year. Similarly, we typically incur outsized expenses in the fourth quarter, driven by the increased member utilization of supplemental benefits described above, as well as increased costs related to our advanced plan administration solutions, that are within our Technology Enabled Solutions segment, for managing the Medicare annual election period. As part of these expenses, we also experience seasonal employee hiring practices primarily from September through December in connection with the Medicare annual enrollment period, which typically results in the hiring of a significant number of full-time employees on a temporary basis.
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
Our Advisory Services segment in particular relies on a combination of fixed-fee engagements and performance-based engagements, the profitability of which can be unpredictable.
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
•broad audit rights;
•ownership of inventions made with federal funding under the Bayh-Dole Act; and
•specialized remedies for breach and default, including set-off rights, risk allocation, retroactive price adjustments and civil or criminal fraud penalties, re-procurement expenses, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies.
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
Our net operating loss (“NOL”) carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. NOLs generated in taxable years beginning before January 1, 2018 are permitted to be carried forward for only 20 taxable years under applicable U.S. federal income tax law. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, under the Tax Act as modified by the CARES Act, NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOLs generally will be limited in taxable years beginning after December 31, 2020 to 80% of current year taxable income. As of December 31, 2021, not all states have conformed to the Tax Act and CARES Act.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended to the date hereof (the “Code”), a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code (“Section 382”) and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. As a result of the Merger, an analysis was completed in accordance with Section 382 to determine the limitations associated with our use of preexisting NOL carryforwards in future periods. The annual limitation is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date and the effect of any subsequent ownership changes, if any. We retained a third party to complete the required Section 382 analysis who determined that at September 4, 2019 approximately $66.9 million of the NOL carryforwards will be available to future tax periods in varying increments annually. As of December 31, 2021, the Company had $43.3 million of federal NOL carryforwards of which $0.7 million begin to expire between 2023 and 2026 and the remaining $42.6 million has an indefinite carryforward period. The remaining NOLs will be limited to 80% of taxable income in accordance with the Tax Cut and Jobs Act. As of December 31, 2021, we had $41.4 million of combined NOL carryforwards in various states which will begin to expire in 2023.
Risks Related to Governmental Regulation
Recent and future developments in the healthcare industry could have a material adverse impact on our business, results of operations or financial condition.
All of our revenue is derived from the healthcare industry, which is highly regulated and subject to changing political, legislative, regulatory and other influences. From time to time, including after the 2020 U.S. presidential and congressional elections, there have been renewed calls for reform to the U.S. healthcare industry and to health insurance, which could lead to significant changes in the U.S. healthcare market. We cannot predict with certainty what form any potential health insurance reform, if ever adopted, may take and the impact of any such reform on our clients’ businesses and on our business, but such changes could impose new or more stringent regulatory requirements on the activities of our clients, which in turn could negatively impact our business, results of operations or financial condition.
Federal healthcare program spending continues to be a major political and legislative issue in the United States and the federal government continues to consider deficit reduction measures and other changes to government healthcare programs. In recent years, legislative and regulatory changes have limited, and in some cases reduced, the levels of payment that healthcare payors receive for various services under Medicare, Medicaid and other federal healthcare programs. For example, the Budget Control Act requires automatic spending reductions to the federal deficit, and the ACA provides for significant federal healthcare program spending reductions, including reductions in Medicare payments to most healthcare providers and Medicare Advantage plans. See “— Risks Related to our Business and Industry — Federal reductions in Medicare Advantage funding could adversely affect our business, results of operations or financial condition.”
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
The U.S. federal and various state government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage and security of, personally identifiable information, including protected health information. For example, HIPAA establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, including administrative provisions directed at simplifying electronic data interchange through standardizing transactions, establishing uniform healthcare provider, payor, and employer identifiers and seeking protections for confidentiality and security of patient data. Compliance with HIPAA requires significant systems enhancements, training and administrative effort. HIPAA can also expose us to additional liability for violations by our business associates.
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
In addition, HIPAA mandates that the HHS conduct periodic compliance audits of HIPAA-covered entities and business associates for compliance with HIPAA’s privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured protected health information may receive a percentage of the civil monetary penalty fine paid by the violator.
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
In addition to HIPAA, numerous other federal and state laws and regulations designed to protect the collection, distribution, use, disclosure, storage and security of protected health information and other types of personally identifiable information have been enacted. For example, in June 2018 California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and, among other things, requires covered companies to provide certain disclosures to California residents and afford such residents data protection rights, including the ability to opt out of certain sales of personally identifiable information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personally identifiable information that may increase data breach litigation. Additionally, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective beginning on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding California residents’ rights with respect to certain sensitive personally identifiable information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. While the CCPA may not apply to certain protected health information, the interpretation and enforcement of the CCPA remain unclear, and the effects of the CCPA potentially are significant and still may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and sanctions and litigation.
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
•the TCPA, which subjects us and our vendors to various rules regarding contacting our clients and our clients’ patients via telephone, fax or text message, may impact our operations. Prior express consent, and, in the case of marketing calls, prior express written consent, of consumers may be required to override certain activities prohibited under the TCPA. Because our solutions need and rely upon various messaging components to achieve successful outcomes for us and our clients, our ability to communicate with our clients and their patients may be affected by the TCPA, its implementing regulations and litigation pursuant to the TCPA. In addition, because the scope and interpretation of the TCPA, and other laws that are or may be applicable to making calls and delivering text messages to consumers, continue to evolve and develop, we or our vendors inadvertently could fail to comply or be alleged, with or without merit, to have failed to comply with the TCPA or other similar laws, and consequently be subject to significant liability and statutory damages, negative publicity associated with class action litigation or costs associated with modifying our solutions and business strategies;
•the CAN-SPAM Act, which regulates commercial email messages and specifies penalties for the transmission of commercial email messages that do not comply with certain requirements, such as providing an opt-out mechanism for stopping future emails from senders; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws, which may be more restrictive and may apply to healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by the patients themselves.
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
To protect our systems and the information stored thereon, we seek to implement commercially reasonable security measures and maintain information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data received, used, stored, processed and transmitted. Despite our security management efforts with respect to administrative, physical and technical safeguards, employee training, vendor (and sub-vendor) controls and contractual relationships, our infrastructure, data or other operations centers and systems used in connection with our business operations, including the Internet and related systems of our vendors (including vendors to which we outsource data hosting, storage and processing functions) are vulnerable to a security breach, interruption of system or the threat of a breach or other security incident. For example, we and our vendors have experienced, and from time to time in the future may experience, unauthorized access to, misuse, modification, loss or destruction of and disclosure of our or our clients’ (or their members’ and patients’) confidential or personal information or data due to cyberattacks and other data security incidents, power or telecommunications failures, employee or insider malfeasance or improper employee or contractor conduct, computer viruses and other malware, programming errors and other human errors, phishing schemes, threats of ransomware events and denial-of-service attacks. In December 2021 security industry experts discovered a critical vulnerability known as Log4Shell. Log4Shell is a software vulnerability in Apache Log4j 2, a popular Java library for logging error messages in applications used in a variety of consumer and enterprise applications, infrastructure platforms, and operational technology products. The vulnerability enables a remote attacker to potentially take control of a device, leak data, execute code remotely, and initiate denial of service attacks against systems running exploitable versions of Log4j 2. Although we have limited Internet accessible systems utilizing this library, certain of our vendors incorporate it into their software and platforms.

To date, we have not identified any malicious Log4j 2 activity or impacts to our systems, but continue to scan, monitor, and manage the threat of this vulnerability, including but not limited to applying system upgrades and vendor hotfixes. In the future, we may experience such unauthorized access or disclosures for these reasons or due to other disruptive problems, including, but not limited to, physical break-ins, hackers and other breaches by insiders or third parties due to criminal conduct, ransomware events, fraud, natural disasters, terrorist attacks and other unanticipated events. We may be required to expend significant capital and other resources to protect against, and alleviate problems caused by, such incidents, regardless of whether they affect our systems or networks, or the systems or networks of our third-party service providers.
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
Our operations, cloud service providers and data center colocation and hosting facilities are vulnerable to interruption or damage from a number of sources, many of which are beyond our control, including, without limitation: power loss and telecommunications failures; fire, flood, hurricane, tornado and other natural disasters (which may be affected by climate change); software and hardware errors, failures or crashes; spikes in consumer usage; negligence; infrastructure changes; human or software errors; hardware failures; terrorist attacks; improper operation; cyber and ransomware attacks; and computer viruses, hacking, break-ins, sabotage, fraud, intentional acts of vandalism and other similar disruptive problems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of our solutions, which could impair or prohibit our ability to provide our solutions, reduce the competitive advantages of our solutions to our clients, damage our reputation and otherwise have a material adverse impact on our business, results of operations or financial condition. In addition, if clients’ access to our solutions is interrupted because of problems in our operations, facilities or cloud service providers, we could be in breach of our agreements with clients or exposed to significant claims, particularly if the access interruption is associated with problems in the timely delivery of medical care.
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
For instance, while we acquired certain foreign patents and trademark applications and registrations as part of our acquisition of HealthSmart International in February 2022, we have not otherwise sought to register our intellectual property outside of the United States and we may not be able to secure trademark or service mark registrations for marks in the United States or take similar steps to secure patents for our proprietary processes, methods and technologies. Even if we are successful in obtaining patent, trademark or other intellectual property rights or registrations, any of these rights and registrations may lapse, be abandoned, be circumvented by others or may be opposed or otherwise challenged or invalidated by a third party through administrative process or litigation.
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
As of December 31, 2021, we had $192.6 million face value of outstanding indebtedness, in addition to $39.4 million of undrawn commitments under our First Lien Credit Agreement (as amended, the “Credit Agreement”). Despite our level of indebtedness, we, including our subsidiaries, may be able to incur significant additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent our subsidiaries from incurring obligations that do not constitute indebtedness and, if our subsidiaries refinance existing indebtedness, such refinancing indebtedness may contain fewer restrictions on our subsidiaries’ activities. To the extent new indebtedness is added to our and our subsidiaries’ currently anticipated indebtedness levels, the related risks that we and our subsidiaries face could intensify. While the Credit Agreement also contains restrictions on making certain loans and investments, these restrictions are subject to a number of qualifications and exceptions, and the investments incurred in compliance with these restrictions could be substantial.
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
Our Credit Agreement provides that interest may be indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. The current administrator of LIBOR will cease to publish the overnight and 1, 3, 6 and 12 months USD LIBOR settings immediately following the LIBOR publication on June 30, 2023 and has ceased to publish all other LIBOR settings, including the 1 week and 2 months USD LIBOR settings, since December 31, 2021. We cannot predict the impact of any changes in the methods by which LIBOR is determined or any regulatory activity related to a potential phase out of LIBOR on our Credit Agreement and interest rates. While our Credit Agreement provides for the use of an alternative rate to LIBOR in the event LIBOR is phased out, uncertainty remains as to any such replacement rate and any such replacement rate may be higher or lower than LIBOR may have been. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended replacing LIBOR with the Secured Overnight Financing Rate, or SOFR, a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere. The establishment of alternative reference rates or implementation of any other potential changes may materially and adversely affect our business, results of operations or financial condition.
Risks Related to Our Status as an Emerging Growth Company
We are an emerging growth company and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including presenting only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-K reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), being permitted to have an extended transition period for adopting any new or revised accounting standards that may be issued by the FASB or the SEC, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. It is unclear whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year in which we have annual gross revenues of $1.07 billion or more; (2) the date on which we have issued more than $1.0 billion in non-convertible debt in the previous three years; (3) the date we qualify as a “large accelerated filer” under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates is $700 million or more; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering (“IPO”).

We elected to take advantage of certain of the reduced disclosure obligations in this Form 10-K and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. In addition, we have elected to avail ourselves of the extended transition period for complying with new or revised accounting standards. As a result, the information that we provide to stockholders will be less comprehensive than what you might receive from other public companies.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, in connection with our audits of the consolidated financial statements presented in this Form 10-K, we identified the following material weaknesses in our internal control over financial reporting:
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
•We also did not design and maintain effective controls over IT general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privilege access to financial applications, programs, and data to appropriate Company personnel.
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
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until at least our second annual report required to be filed with the SEC, and we will not be required to have our independent registered public accounting firm formally assess our internal controls for as long as we remain an “emerging growth company” as defined in the JOBS Act.
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
Our quarterly results of operations are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares of common stock to wide price fluctuations regardless of our operating performance, which could cause a decline in the value of your investment. You should also be aware that price volatility may be greater if the public float and trading volume of shares of our common stock is low. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks discussed in this Part I, Item 1A of this Form 10-K, include:
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
These and other factors may cause the market price for shares of our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares or purchasing new shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock sometimes have instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from the business, which could significantly harm our business, results of operations, financial condition or reputation.
Our principal stockholder, TPG, has significant influence over us, and its interests could conflict with those of our other stockholders.
As of December 31, 2021, our principal stockholder, TPG, holds approximately 74.7% of our common stock. As a result, our principal stockholder will continue to be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. TPG may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our stockholders of an opportunity to receive a premium for shares of their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.
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
All the shares sold in the initial public offering (“IPO”) were freely tradable without restriction, except for shares acquired by any of our “affiliates,” as defined in Rule 144 under the Securities Act, including our principal stockholder. Immediately after the IPO, the public market for our common stock included only the shares of common stock sold in our IPO and, upon registration, they can now be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. In connection with our IPO, we entered into a Registration Rights Agreement with TPG, the Chairman of our Board of Directors and our Chief Executive Officer. The Registration Rights Agreement provides TPG with certain registration rights whereby TPG can require us to register under the Securities Act shares of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located in Fort Lauderdale, Florida, where we lease approximately 33,630 square feet of office space. The lease for our principal executive offices is currently scheduled to terminate in 2029. In addition to our principal executive offices, we have additional leased facilities in:
• Chicago, Illinois;
• Lenexa, Kansas;
• Las Vegas, Nevada
• Miramar, Florida;
• Pompano Beach, Florida;
• Port St. Lucie, Florida;
• Yuma, Arizona; and
• Manila, Philippines.
We do not own any of our facilities. We believe that our current facilities are adequate to meet our current and expected future needs and believe that we should be able to renew any of our leases without an adverse impact on our operations.
Item 3. Legal Proceedings
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
Solis Litigation
On July 11, 2017, Ronnie Kahululani Solis (“Solis”) filed suit in the Los Angeles Superior Court against one of our former subsidiaries, Gorman Health Group, LLC (“Gorman”), which merged into Convey Health Solutions, Inc. effective September 1, 2020, for damages, for negligence and negligence per se arising out of an incident that occurred on March 3, 2017. Solis alleged damages in excess of $6.0 million stemming from an accident involving a vehicle and a motorcycle. The vehicle was being operated by a Gorman employee in the scope of his employment. In July 2021, the parties reached an agreement to settle the claim for $1.2 million and in August 2021, the settlement was paid by the insurance company.

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been publicly traded on the New York Stock Exchange under the symbol “CNVY” since our IPO on June 16, 2021. Prior to this date there was no public market for our common stock.
Holders of Common Stock
As of March 11, 2022, there were approximately 37 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We do not currently anticipate declaring or paying regular cash dividends on shares of our common stock in the near term. Any future declaration and payment of cash dividends or other distributions of capital will be at the discretion of our Board of Directors and will depend on our financial condition, earnings, cash needs, capital requirements (including requirements of our subsidiaries), contractual, legal, tax and regulatory restrictions, and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, we cannot assure you that we will pay any cash dividends or other distributions to holders of shares of our common stock, or as to the amount of any such cash dividends or other distributions. We are a holding company and do not conduct any business operations of our own. As a result, our ability to pay cash dividends on shares of our common stock is dependent upon cash dividends, distributions and other transfers from our subsidiaries. Our Credit Agreement imposes restrictions on certain of our subsidiaries’ ability to pay dividends or other distributions to us. See “Risk Factors Risks Related to Our Capital Structure, Indebtedness and Capital Requirements.”
Recent Sales of Unregistered Securities
None.
Performance Graph
The following graph shows a comparison from June 16, 2021 through December 31, 2021 of the cumulative return on our common stock, relative to the Standard & Poor's 500 Stock Index ("S&P 500"), and the S&P 500 Healthcare Technology ("S&P 500 HC Technology"). The changes are based on the assumption that $100 has been invested in our common stock and each index and that all dividends have been reinvested. The total cumulative dollar returns shown on the graph represent the value that such investment would have had on December 31, 2021 and are not intended to suggest future performance.
The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or Exchange Act, except to the extent that we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or Exchange Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K (“Form 10-K”).
The following discussion and analysis also includes discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Such forward-looking statements may include, without limitation, statements about future opportunities for us and our products and services, our future operations, financial or operating results, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions and other expectations and targets for future periods. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “potential,” “seek,” “will,” “would,” “could,” “should,” continue,” contemplate,” “plan” and other words and terms of similar meaning. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, among others, the following: our ability to retain our existing clients or attract new clients, and sell additional solutions and services to our clients; our dependence on a small number of clients for a substantial portion of our total revenue; limitations of our clients’ growth prospects, and the failure of the size of the total addressable markets in which we compete or expect that we may compete in the future to grow at rates currently expected; our ability to achieve or maintain profitability; Federal reductions in Medicare Advantage funding; significant consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services we offer; the limited operating history we have with certain of our solutions; a failure to deliver high-quality member management services to our clients’ members; the competition we face from healthcare services and technology companies; risks related to acquisitions of other businesses or technologies and other significant transactions; increases in labor costs, including due to changing minimum wage laws, and an overall tightening of the labor market; the long and unpredictable sales and integration cycles for our solutions; an economic downturn or volatility, including as a result of the ongoing COVID-19 pandemic; our ability to achieve market acceptance of new or updated solutions and services; our reliance on third parties for certain components of our business; significant fluctuations in our quarterly results of operations due to seasonality; our ability to achieve or maintain adequate utilization and suitable billing rates for our consultants, and our ability to deliver our services to our clients; recent and future developments in the Medicare Advantage market or the healthcare industry generally, including with respect to changing laws and regulations; our ability to comply with applicable laws, regulations and standards relating to data privacy and security; security breaches or incidents, failures and other disruptions of the information technology systems used in our business operations and of the sensitive information we collect, process, transmit, use and store; disruptions in service, and other software and systems failures, affecting us and our vendors; our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties; our substantial indebtedness, and the restrictions imposed by our indebtedness on our subsidiaries; identified material weaknesses in our internal control over financial reporting and a failure to remediate these material weaknesses, and the effectiveness of our internal control over financial reporting; and the significant influence our principal stockholder, TPG, has over us.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A "Risk Factors" of this Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-K, and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We qualify all of the forward-looking statements in this Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Since our inception, we have created and continuously refined our technology solutions to best serve government-sponsored health plans. Our clients are primarily MA plans, Medicare Part D plans (“PDP”), including Employer Group Waiver plans, and pharmacy benefit managers (“PBM”). As of December 31, 2021, our solutions managed over 3.5 million MA members and 1.6 million PDP members. Additionally, our value-based analytics, which are powered by our 35 million member data set, provided actionable insights for nearly 7.3 million MA members in 2021.
We foster long-term collaborative partnerships as evidenced by our average relationship with our top 10 clients of over eight years, and we serve as a partner to nine of the nation’s top 10 MA payors by lives covered, in each case as of December 31, 2021. We believe that we have significant opportunity to grow within our existing client base as the majority of our clients currently subscribe to only a subset of our overall solutions and services. Moreover, we believe we have significant opportunity to grow by winning new clients in the MA market, by selling more products to our existing clients, by expanding into adjacent markets such as Medicaid and commercial insurance, and through complementary strategic acquisitions.
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
We operate in two segments: Technology Enabled Solutions (“TES”) in which we provide technology and support solutions to our clients, and Advisory Services (“Advisory”) in which we provide project-based consulting services led by our long-tenured subject matter experts. Our TES segment was approximately 84% of our consolidated revenue and our Advisory segment was approximately 16% for the year ended December 31, 2021. We believe that our combination of technology and advisory solutions gives us a competitive advantage in the government-sponsored health plan market. Our Technology Enabled

Solutions and Advisory teams collaborate effectively to combine a strong technology platform with deep domain expertise to deliver best-in-class solutions to our clients. Furthermore, we leverage the Advisory team’s industry expertise to identify new opportunities as well as cross-sell our solutions within existing clients.
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

For more information on our business, see Part I, Item 1 “Business” of this Form 10-K.
Initial Public Offering
On June 18, 2021, we closed the initial public offering (“IPO”) of our common stock through an underwritten sale of 13,333,334 shares of our common stock at a price of $14.00 per share. In the offering, we sold 11,666,667 shares and a selling stockholder sold 1,666,667 shares. The aggregate net proceeds to us from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by us, were approximately $146.1 million. We used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under our First Lien Credit Agreement (as amended, the “Credit Agreement”). We did not receive any of the proceeds from the sale by the selling stockholder.
Key Factors Affecting Our Performance
Our results of operations and financial condition have been, and will continue to be, affected by several factors that present significant opportunities for us but can also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”
Continued Growth of Medicare Advantage Market
We primarily operate within the government-sponsored health plan market, supporting government-sponsored health plans and PBMs with healthcare-specific, compliant member support solutions. Our solutions and services are primarily tailored to the Medicare Advantage market, which has grown significantly in recent years. Data from the U.S. government and third-party industry participants forecast that this growth will continue for the foreseeable future, driven largely by demographic trends in the United States where an increasingly large share of the adult U.S. population will become eligible for Medicare, as well as an increasing tendency of individuals to opt into Medicare Advantage plans versus traditional Medicare plans. MA enrollment grew by a 7% compound annual growth rate from 2015 to 2020 and is expected to grow at that same 7% growth rate from 2020 to 2025. In addition, MA enrollment as a percentage of total Medicare enrollment is expected to grow from 38.7% in 2020 to 46.5% in 2025. Within our core Medicare Advantage market, we estimate the total addressable opportunity for our technologies and services to be approximately $77 billion. Because we have designed our platform to bring purpose-built, technology enabled solutions for government-sponsored health plans, in particular Medicare Advantage plans, we believe we are well positioned to capitalize on the anticipated growth of the Medicare Advantage market.
Client Retention and Expansion of Existing Relationships
We foster long-term, collaborative partnerships as evidenced by our average relationship with our top 10 clients of over eight years as of December 31, 2021. As of December 31, 2021, we served 169 clients, including nine of the nation’s top 10 payors. The value we deliver to our clients is demonstrated though our high Gross Dollar Retention (“GDR”), which was 99%, 98%, and 99% in 2021, 2020, and 2019, respectively. 2019 is based on the Successor period from June 13, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to September 3, 2019. Our ability to increase revenue depends, in part, on our ability to retain our existing clients and expand our relationships with these clients by selling additional solutions and services to them.
Our ability to retain our clients is dependent on several variables, including our ability to support their growth and our ability to positively engage with their members. Because we offer a flexible and comprehensive technology platform that covers end-to-end payor workflows to address a wide variety of health plan and member needs, we have been able to retain existing clients and successfully expand these relationships over time. As a result of an increasingly competitive landscape, we have had clients not renew their contracts with us. We believe, however, that the superior outcomes we have delivered to clients combined with the flexibility of our platform will enable us to continue to grow our existing relationships. Our Advisory segment complements our Technology Enabled Solutions segment and the insights of our subject matter experts provide us with unique perspectives into marketplace opportunities for our Technology Enabled Solutions segment. In addition, we often forge strong relationships with key decision makers at our clients as a result of the work our Advisory segment performs.
Expansion of Existing and New Solutions and Services
We believe we have significant remaining opportunity to continue our growth within our existing client base. For example, approximately 60% of our technology enabled solutions client base uses only one of our three core technology enabled solutions as of December 31, 2021. Additionally, approximately 46% of our clients use only Advisory services as of December 31, 2021, and currently utilize none of our TES solutions. We estimate we have a $10.0 billion directly addressable opportunity in our existing client base with the technology solutions we offer today. Given the C-suite relationships we have in our Advisory business, we believe our existing client base continues to be a significant channel in which to sell both our existing technologies and any additional solutions or services. We have historically had an exceptional track record of growth within existing clients as evidenced through our high Net Dollar Retention (“NDR”) of 117%, 135%, and 142% in 2021, 2020, and 2019, respectively. 2019 is based on the Successor period from June 13, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to September 3, 2019.
In addition, we are constantly expanding the solutions and services we offer through internal innovation and through strategic acquisitions in order to keep pace with changes in the government-sponsored health plan market, including the anticipated continued growth of Medicare Advantage and the increasing tendency of health plans to outsource core and non-core health plan functions to third-party partners such as us. These factors have enabled us to deliver additional functionality over time, and we are always evaluating new markets for opportunities to deploy our broad set of solutions and services. We believe our demonstrated ability to provide purpose-built, technology enabled solutions and advisory to participants in this market and our track record of enhancing operational efficiencies, facilitating regulatory compliance and delivering a high-quality member experience positions us well to serve as a high value-add strategic partner to our existing and prospective client base.
Seasonality
We typically generate outsized revenue in the fourth quarter primarily due to increased member utilization of supplemental benefits within our TES segment. The supplemental benefit programs, including products, we support may include an in-year roll-over provision, in which benefits not used during the calendar year accumulate and are available for members to use prior to the end of the following calendar year. Similarly, we typically incur outsized expenses in the fourth quarter, driven by the increased member utilization of supplemental benefits described above, as well as increased costs related to our advanced plan administration solutions, which are within our TES segment, for managing the Medicare annual election period. As part of these expenses, we also experience seasonal employee hiring practices primarily from September through December in connection with the Medicare annual enrollment period, which typically results in the hiring of a significant number of full-time employees on a temporary basis.
Investments in Growth and Technology
We continue to invest in growth by expanding our suite of solutions both organically and through strategic acquisition. Achievement of our growth strategy will require additional investments and result in higher expenses incurred and ongoing capital expenditures, particularly in developing new solutions and successfully cross-selling and upselling additional solutions and services to current clients. Developing new solutions can be time and resource intensive, and it can take a significant amount of time and investment to contract with clients, provide them with new technology offerings and have those technology offerings implemented to begin to generate revenue for us. This may increase our costs for one or more periods before we begin generating revenue from new or expanded solutions or services utilized by our clients. We will continue to invest in our technology platform and human resources to enable our clients to further optimize their health plan offerings and improve their operating efficiency.
Client Concentration
We have developed long-term relationships with our clients and typically enter into multi-year contracts covering multiple products. For example, we have an average relationship with our top 10 clients of over eight years as of December 31, 2021. For the year ended December 31, 2021, our two largest clients, when aggregating all the solutions and services utilized by such clients across separate contracts with multiple product delivery solutions, represented 27.8% and 18.9% of our total revenue, respectively, or collectively 46.7% of our total revenue during this period. Consequently, the loss of all or a portion of revenue from any of our largest clients or the renegotiation of any of our largest client contracts could adversely impact our results of operations and cash flows. See “Risk Factors- Our client base is highly concentrated and we currently depend on a small number of clients for a substantial portion of our total revenue, and this concentration exposes us disproportionately to effects from altered contracts with these clients”. While we have client concentration, our longest client relationships are among our two largest clients at 16 years and 10 years as of December 31, 2021, respectively, and we generally have long-term contracts with our other clients as well. In addition, we have many different contractual relationships with, and provide many different solutions to, each of our top clients. The multiple solutions we provide to our clients, the length of our contracts and the established long-term relationships we have developed with our top clients reduces the overall risk of concentration to our business.
COVID-19 Pandemic
COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state, and local level in the U.S., and globally, have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings of people, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including of the Delta and Omicron variants of COVID-19), uneven vaccination and vaccination booster rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in United States and international markets and has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices.
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
See “Non-GAAP Financial Measures” for amounts related to the additional expenses due to the COVID-19 pandemic (Cost of COVID-19). These expenses are not expected to be an adjustment in the calculation of Adjusted EBITDA after 2021.
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic will impact our business, operations or financial condition continues to depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants such as Delta and Omicron); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases. We may continue to experience higher than usual costs as a result of COVID-19 for the foreseeable future.
Key Business and Operating Metrics
We regularly review financial and operating metrics, including the following key metrics, to evaluate our business, measure our performance and manage our operations, including by identifying trends affecting our business, formulating business plans and making strategic decisions. We believe that non-GAAP and operational measures provide an additional way of viewing aspects of our operations that, when viewed together with our GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. Non-GAAP financial measures should be considered a supplement to, and not a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors. See “Non-GAAP Financial Measures” for additional information on non-GAAP financial measures and a reconciliation of non-GAAP financial measures to their most comparable GAAP measures.
Segment Revenue
We evaluate the performance of each of our operating segments based on segment revenue. We continue to see rapid growth in our Technology Enabled Solutions segment driven by both existing and new clients. Within our existing client base, we benefit from both increased volume driven by growth in the membership of our existing clients as well as incremental implementations of new solutions for both existing and new clients. Advisory revenue was negatively impacted in 2020 by COVID-19 as our health plan clients closed their offices, which impacted the ability of our advisory team to meet in person with health plan clients as was customary prior to the COVID-19 pandemic.

We generated $338 million in net revenues for the year ended December 31, 2021, as compared to $283 million for the year ended December 31, 2020. The increase of $54.7 million reflects growth of 19.3%. We generated $80 million and $141 million in net revenues for the Successor period and Predecessor period, respectively.
Revenue in our Technology Enabled Solutions segment was $285 million, $241 million, $66 million and $110 million for the year ended December 31, 2021, the year ended December 31, 2020, the Successor period, and the Predecessor period, respectively. Revenue in our Advisory Services segment was $53 million, $42 million, $14 million and $31 million for the year ended December 31, 2021, the year ended December 31, 2020, the Successor period, and the Predecessor period, respectively.
Net (Loss) Income, EBITDA and Adjusted EBITDA
In addition to net (loss) income and net cash provided by (used in) operating activities, EBITDA and Adjusted EBITDA are key measures we use to assess our financial performance and are also used for internal planning and forecasting purposes. EBITDA and Adjusted EBITDA are non-GAAP financial measures. We define EBITDA as net income (loss) less income (loss) from discontinued operations adjusted for interest, net, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA further adjusted for certain items of a significant or unusual nature, including but not limited to, change in fair value contingent consideration, COVID-19 cost impacts, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and arrangement fees paid to TPG in connection with obtaining the incremental term loans. We believe EBITDA and Adjusted EBITDA provide investors with useful information because such metrics offer a consistent and comparable overview of our operations across historical financial periods. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation.
We had a net loss of $10.0 million for the year ended December 31, 2021, net loss of $6.5 million for the year ended December 31, 2020, net loss of $16.8 million for the Successor period and net income of $3.6 million for the Predecessor period.
We generated $69.2 million in Adjusted EBITDA for the year ended December 31, 2021. We generated $51.5 million, $14.0 million, and $27.5 million in Adjusted EBITDA for the year ended December 31, 2020, the Successor period, and the Predecessor period, respectively.
See “Non-GAAP Financial Measures” for additional information and a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA.
We also use the following operating metrics on an annual basis to evaluate our performance: Technology Client Gross Dollar Retention, Technology Net Dollar Retention, and Advisory Revenue per Headcount.

Technology Client Gross Dollar Retention
We use Technology GDR to measure the performance of existing solutions on an existing client basis and believe it is useful to investors, as it represents the gross retention of our existing client engagements on a revenue retention basis. Technology Annual Contracted Revenue (“ACR”) at the beginning of the fiscal period is equal to the prior year total revenue for our reported Technology Enabled Solutions segment. For example, as of December 31, 2020, revenue from the Technology Enabled Solutions segment was $241.3 million which equals the 2021 Beginning Technology ACR. GDR is calculated by taking our ACR, which represents the annual revenue generated from the performance of our technology solutions as contracted by our clients, at the beginning of the fiscal period, and deducting from ACR the client attrition during the fiscal period. The difference is Technology Client Gross Retention. We then divide Technology Client Gross Retention by Beginning Technology ACR to calculate GDR. We have typically experienced a high client revenue retention rate as our solutions are deeply embedded in our clients’ core operations and difficult to replace. Our calculation of GDR may differ from similarly titled metrics presented by other companies. For the years ended December 31, 2021, 2020, and 2019 our GDR was 99%, 98%, and 99%, respectively. 2019 is based on the Successor period from June 13, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to September 3, 2019. A reconciliation of ACR to Technology GDR is set forth below.

	For the Years Ended December 31,
$ in millions	2021	2020	2019
Beginning Technology ACR	$241	$176	$124
(-) Attrition	(1)	(3)	(1)
Technology Client Gross Retention	$240	$173	$123
Technology Client Gross Dollar Retention (GDR)	99%	98%	99%
Technology Net Dollar Retention
We use Technology Net Dollar Retention (“NDR”) to measure the performance rate on a revenue retention basis of existing clients in total and before new client wins by adding cross-sell and upsell initiatives to GDR. NDR is calculated by taking Technology Client Gross Retention and adding existing client cross-sell (the additional solutions provided to existing clients) and net upsell (increased volume from current engagements with existing clients) to Technology GDR. We then divide Technology Net Retention by Beginning Technology ACR to calculate NDR, which represents the net retention of existing client engagements. While we believe NDR, in combination with other metrics, is useful to investors as an indicator of our near-term future revenue opportunity, it is not intended to be used as a projection of future revenue. Our calculation of NDR may differ from similarly titled metrics presented by other companies. For the years ended December 31, 2021, 2020, and 2019, our NDR was 117%, 135%, and 142%, respectively. 2019 is based on the Successor period from June 13, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to September 3, 2019.

	For the Years Ended December 31,
$ in millions	2021	2020	2019
Technology Client Gross Retention	$240	$174	$123
(+) Cross-sell, (+) Net Upsell	44	65	52
Technology Net Retention	$284	$239	$175
Technology Net Dollar Retention (NDR)	117%	135%	142%
Advisory Revenue per Headcount
We use Advisory Revenue per Headcount to evaluate the revenue generation of our Advisory Services segment. We calculate Advisory Revenue per Headcount by dividing Advisory revenue by the total headcount in our Advisory segment. Headcount is calculated based on the average headcount during the calendar year. We have typically had high revenue per Advisory employee, demonstrating the efficiency of the Advisory segment. Our calculation of Advisory Revenue per Headcount may differ from similarly titled metrics by other companies. For the years ended December 31, 2021, 2020, and 2019, we had Advisory Revenue per Headcount of $0.43 million, $0.32 million, and $0.40 million, respectively. 2019 is based on the Successor period from June 13, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to September 3, 2019.

	For the Years Ended December 31,
$ in millions	2021	2020	2019
Advisory Services Revenue	$52,977	$41,578	$44,691
Advisory Services Headcount	123	130	113
Advisory Services Revenue per Headcount	$0.43	$0.32	$0.40

Non-GAAP Financial Measures
We present our financial results in accordance with GAAP. However, we use certain non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. In particular, we use EBITDA and Adjusted EBITDA to assess our financial performance and also for internal planning and forecasting purposes. We believe EBITDA and Adjusted EBITDA provide investors with useful information because such metrics offer a consistent and comparable overview of our operations across historical financial periods. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation. Non-GAAP measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. There are limitations to the use of the non-GAAP financial measures presented in this Form 10-K. For example, our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
We define EBITDA as net income (loss) less income (loss) from discontinued operations adjusted for interest, net, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA further adjusted for certain items of a significant or unusual nature, including but not limited to, change in fair value contingent consideration, COVID-19 cost impacts, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and arrangement fees paid to TPG in connection with obtaining the incremental term loans.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)	2021	2020	(Successor)	(Predecessor)
Net income (loss)	$(9,978)	$(6,462)	$(16,826)	$3,649
Less income (loss) from discontinued operations, net of tax	—	36	73	(696)
Net income (loss) from continuing operations	(9,978)	(6,498)	(16,899)	4,345
Interest, net	17,294	18,853	5,762	6,213
Income tax expense (benefit)	(619)	(1,904)	(858)	(23,288)
Depreciation and amortization expense	30,480	28,032	9,188	13,359
EBITDA	37,177	38,483	(2,807)	629
Change in fair value of contingent consideration(1)	96	(10,770)	—	19,671
Cost of Covid-19(2)	3,827	10,174	—	—
Non-cash stock compensation expense(3)	4,380	6,682	—	300
Transaction related costs(4)	5,894	3,949	14,784	2,511
Acquisition bonus expense – HealthScape and Pareto acquisition(5)	667	1,989	1,663	3,685
Loss on extinguishment of debt(6)	5,015	—	385	—
Director and officer prior act liability insurance policy(7)	7,861	—	—	—
Other(8)	4,316	986	—	666
Adjusted EBITDA	$69,233	$51,493	$14,025	$27,462
________________________
(1)Change in fair value of contingent consideration is composed of two components: earn-out liability and holdback liability. The earn-out liability resulted from the HealthScape Advisors, LLC (“HealthScape Advisors”) and Pareto Intelligence, LLC (“Pareto Intelligence”) acquisition that closed on November 16, 2018. The holdback liability resulted from the merger with TPG that closed on September 4, 2019. The earn-out liability and holdback liability were re-measured to fair value at each reporting date until the contingency was resolved. During the year ended December 31, 2021, we made a final payment of $13.1 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.
(2)Due to significant volatility to the markets, as well as business and supply chain disruptions, we incurred several additional expenses due to the COVID-19 pandemic. Expenses incurred include the following: $0 and $3.2 million for early hire of employees due to social distancing and work at home protocols for the years ended December 31, 2021, and 2020, respectively; $2.3 million and $2.9 million for higher pricing from vendors due to supply chain disruptions, product shortages and increases in shipping costs for the years ended December 31, 2021, and 2020, respectively; $0.8 million and $2.8 million for higher employee costs due to hazard pay for our employees, enhanced sick pay due to illness and quarantine protocols for the years ended December 31, 2021, and 2020, respectively; $0.5 million and $0.7 million for COVID-19 training, overtime, temporary resources, and IT costs due to the change in the work environment for the years ended December 31, 2021 and 2020, respectively; and $0.2 million and $0.5 million for janitorial costs due to enhanced COVID-19 protocols for the years ended December 31, 2021 and 2020, respectively. These expenses are not expected to be an adjustment in the calculation of Adjusted EBITDA after 2021.
These expenses are included in Cost of services and Cost of products on our statements of operations and comprehensive (loss) income. See “Key Factors Affecting Our Performance —  COVID-19 Pandemic” for additional information related to these expenses.
(3)Represents non-cash stock-based compensation expense in connection with the stock awards that have been granted to employees and non-employees. The expense is included in Selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
(4)Transaction related costs primarily consist of public company readiness costs, expenses for corporate development, such as mergers and acquisitions activity, and due diligence costs.

(5)In conjunction with the HealthScape Advisors and Pareto Intelligence acquisitions, the previous shareholders set aside funds for an incentive compensation plan for employees who remained post acquisition. The costs were expensed on a monthly basis and funded through an escrow account which was established on the closing date and was included in restricted cash on our consolidated balance sheets. The expense is included in Selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
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
(8)Other includes other individual adjustments related to legal fees associated with obtaining the incremental loans, contract termination costs assessed upon the early termination of a facility lease, severance costs incurred as a result of eliminating certain positions, management service agreement termination fee, management fees and professional fees for assistance in the implementation of ASC 606. All costs are included in Selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
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
Services revenue consists of:
•Technology-based Medicare plan administration services including eligibility and enrollment processing, member services, premium billing and payment processing, reconciliation and other related services. Our solutions are primarily priced on recurring per member per month fees, annual software license fees, and transaction-based fees.
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
Transaction related costs primarily consist of professional services incurred in connection with public company readiness costs, expenses for corporate development such as mergers and acquisitions activity and due diligence costs.
Change in fair value of contingent consideration is composed of two components: earn-out liability and holdback liability. The earn-out liability resulted from the HealthScape Advisors and Pareto Intelligence acquisition that closed on November 16, 2018. The holdback liability resulted from the merger with TPG that closed on September 4, 2019. The earn-out liability and holdback liability were re-measured to fair value at each reporting date until the contingency was resolved. During the year ended December 31, 2021, we made a final payment of $13.1 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.
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
Factors Affecting the Comparability of Our Results of Operations
Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
The Merger
Convey Health Solutions Holdings, Inc. (“Convey”) (formerly known as Cannes Holding Parent, Inc. and Convey Holding Parent, Inc.) was formed on June 13, 2019 (“Inception”) for the purpose of acquiring Convey Health Solutions, Inc. (“CHS”). On September 4, 2019, Cannes Parent, Inc. (“Cannes”), a direct subsidiary of Convey, entered into an agreement to acquire all of the outstanding stock of CHS through the merger of Cannes Merger Sub, Inc. (“Merger Sub”) and Convey Health Parent, Inc. (“Parent”) (the “Merger”) with Parent surviving as a direct subsidiary of Cannes. The Merger principally occurred through an investment from TPG Cannes Aggregation, L.P., which is primarily funded by partners of TPG Partners VIII, L.P. and TPG Healthcare Partners, L.P. or any parallel fund or their alternative investment vehicles (collectively, “TPG”).
The Merger was accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and Cannes was determined to be the accounting acquirer.
The period from January 1, 2019 to September 3, 2019 reflects the historical financial information for Parent and its subsidiaries prior to the closing of the Merger (“Predecessor”). The period from Inception to December 31, 2019 and the years ended December 31, 2020, and 2021, reflects the historical financial information for Convey and its subsidiaries (“Successor”). The Predecessor and Successor consolidated financial information presented herein is not comparable due to the impacts of the Merger including the application of acquisition accounting in the Successor financial statements as of September 4, 2019. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.
Public Company Costs
We incur additional costs associated with operating as a public company that we did not incur as a private company (which we were prior to June 16, 2021), including additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses. The Sarbanes-Oxley Act of 2002, as amended, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that are inapplicable to a private company. These additional rules and regulations, as well as others associated with being a public company, have increased our legal, regulatory, financial and insurance compliance costs and made some activities more time consuming and costly.
Results of Operations
Comparison of the Years Ended December 31, 2021, and 2020
The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,		Change
	2021	2020	$	%
Net revenues:
Services	$177,575	$147,191	$30,384	21%
Products	160,021	135,723	24,298	18%
Net revenues	337,596	282,914	54,682	19%
Operating expenses:
Cost of services	92,241	84,144	8,097	10%
Cost of products	103,080	87,153	15,927	18%
Selling, general and administrative	94,093	79,955	14,138	18%
Depreciation and amortization	30,480	28,032	2,448	9%
Transaction related costs	5,894	3,949	1,945	49%
Change in fair value of contingent consideration	96	(10,770)	10,866	(101)%
Total operating expenses	325,884	272,463	53,421	20%
Operating income	11,712	10,451	1,261	12%
Other income (expense):
Interest income	18	7	11	157%
Loss on extinguishment of debt	(5,015)	—	(5,015)	100%
Interest expense	(17,312)	(18,860)	1,548	(8)%
Total other expense, net	(22,309)	(18,853)	(3,456)	18%
Loss from continuing operations before income taxes	(10,597)	(8,402)	(2,195)	26%
Income tax benefit	619	1,904	(1,285)	(67)%
Net loss from continuing operations	(9,978)	(6,498)	(3,480)	54%
Income from discontinued operations, net of tax	—	36	(36)	(100)%
Net loss	$(9,978)	$(6,462)	$(3,516)	54%
Net Revenues
Services Revenue
Services revenue was $177.6 million and $147.2 million for the years ended December 31, 2021, and December 31, 2020, respectively. The $30.4 million increase is driven by $19.0 million attributable to our Technology Enabled Solutions segment largely due to increased support to our existing clients; and $11.4 million attributable to our Advisory Services segment due to strong sales, higher consultant utilization, and stronger demand.
Products Revenue
Products revenue was $160.0 million and $135.7 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase of $24.3 million in products revenue was primarily attributable to an increase in the total benefit amount provided by our health plan clients and an increase in total members.

Operating Expenses
Cost of Services
Cost of services was $92.2 million and $84.1 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase of $8.1 million is primarily attributable to higher staffing levels to handle increased support to our existing clients and state-mandated increases in the minimum wage.
Cost of Products
Cost of products was $103.1 million and $87.2 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase of $15.9 million was attributable to the additional costs incurred to service the growth in new members, higher labor costs due to certain state-mandated increases in the minimum wage and higher product costs as a result of increased pricing from suppliers driven by supply chain disruptions.
Selling, General and Administrative
Selling, general and administrative was $94.1 million and $80.0 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase of $14.1 million was primarily due to a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy in connection with the IPO. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021. In addition, the increase was due to: (i) higher management fees for TPG as a result of the one-time termination fee of the management service agreement and the fee to arrange the 2021 incremental loan and the July 2021 amendment to the Credit Agreement, and (ii) higher personnel costs due to additional resources to support being a public company.
Depreciation and Amortization
Depreciation and amortization was $30.5 million and $28.0 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase of $2.4 million in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $5.9 million and $3.9 million for the years ended December 31, 2021, and December 31, 2020, respectively. The increase of $1.9 million in transaction related costs is due to costs associated with the public company readiness and professional fees incurred for due diligence in connection with an acquisition completed in February 2022. See Note 19. Subsequent Events, to our consolidated financial statements in this Form 10-K for additional information.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration liability was an increase of $0.1 million and a reduction of $10.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. A decrease of $10.9 million, was due to the re-measurement in 2020 of the earn-out liability related to the HealthScape Advisors and Pareto Intelligence acquisitions and the holdback liabilities related to the TPG acquisition.
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
Interest Expense
Interest expense was $17.3 million and $18.9 million for the years ended December 31, 2021, and December 31, 2020, respectively. The decrease of $1.5 million was primarily due to: (i) lower interest expense incurred as a result of a reduction of the sales tax liability, (ii) the prepayment of outstanding indebtedness and (iii) the impact of lower interest rates due to the July 2021 amendment to the Credit Agreement. The Company used approximately $131.5 million of the net proceeds from the IPO to repay outstanding indebtedness under its credit agreement.
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
See Note 18. Segment Information, to our consolidated financial statements in this Form 10-K the notes accompanying our consolidated financial statements.
The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to our financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the Years Ended December 31,		Change
(in thousands)	2021	2020	$	%
Revenue
Technology Enabled Solutions	$284,619	$241,336	$43,283	18%
Advisory Services	52,977	41,578	11,399	27%
Total	$337,596	$282,914	$54,682	19%
Segment Adjusted EBITDA
Technology Enabled Solutions	$69,214	$66,043	$3,171	5%
Advisory Services	16,232	8,204	8,028	98%
Total	$85,446	$74,247	$11,199	15%
Segment Revenues
Technology Enabled Solutions revenue was $284.6 million and $241.3 million for the years ended December 31, 2021, and 2020, respectively. The increase of $43.3 million was mainly driven by: (i) $19.0 million of health plan management, software services and data analytics revenues primarily due to membership growth, and (ii) $24.3 million of product revenue as a result of an increase in the total benefit amount utilized by health plan members and increase in members.
Advisory revenue was $53.0 million and $41.6 million for the years ended December 31, 2021, and 2020, respectively. The increase of $11.4 million was driven by higher demand for our consulting services and higher consultant utilization compared to the prior year which was more negatively impacted by COVID-19.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $69.2 million and $66.0 million for the years ended December 31, 2021, and 2020, respectively. The increase of $3.2 million was primarily due to the flow through of increased revenue offset in part by higher personnel costs to ensure service levels, certain state-mandated increases in the minimum wage and higher product costs as a result of increased pricing from suppliers.
Advisory Services Segment Adjusted EBITDA was $16.2 million and $8.2 million for the years ended December 31, 2021, and 2020, respectively. The increase of $8.0 million was attributable to flow through of consulting services demand and higher utilization of our consultants.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Supplemental Pro Forma Financial Information for the Year Ended December 31, 2019
To facilitate comparability, the following table below sets forth our unaudited pro forma condensed, combined, and consolidated statements of operations for the year ended December 31, 2019. The pro forma financial information gives pro forma effect to the Merger in accordance with Article 11 of Regulation S-X, as amended, as if it had occurred on January 1, 2019 (“Pro Forma Basis”). The pro forma results for the year ended December 31, 2019 includes (i) the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting, (ii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming the acquisition occurred on January 1, 2019, together with the consequential tax effects. The pro forma results also include interest expense associated with debt used to fund the acquisitions and adjustments to exclude interest expense from debt extinguished in the Merger. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what our results of operations would have been if the Merger had in fact occurred at the beginning of the period presented and is not intended to be a projection of our future results of operations. Transaction expenses are included within the pro forma results.
The following table sets forth our results of operations for the periods indicated:

	For the Years Ended December 31,		Change
(in thousands)	2020	2019 Pro Forma Basis (unaudited)	$	%
Net revenues:
Services	$147,191	$143,378	$3,813	3%
Products	135,723	77,555	58,168	75%
Net revenues	282,914	220,933	61,981	28%
Operating expenses:
Cost of services	84,144	77,040	7,104	9%
Cost of products	87,153	47,051	40,102	85%
Selling, general and administrative	79,955	62,274	17,681	28%
Depreciation and amortization	28,032	27,307	725	3%
Transaction related costs	3,949	17,295	(13,346)	(77%)
Change in fair value of contingent consideration	(10,770)	19,671	(30,441)	(155%)
Total operating expenses	272,463	250,638	21,825	9%
Operating income (loss)	10,451	(29,705)	40,156	(135%)
Other expense:
Interest income	7	—	7	100%
Interest expense	(18,860)	(17,599)	(1,261)	7%
Total other expense, net	(18,853)	(17,599)	(1,254)	7%
Loss from continuing operations before income taxes	(8,402)	(47,304)	38,902	(82%)
Income tax benefit	1,904	27,113	(25,209)	(93%)
Net loss from continuing operations	(6,498)	(20,191)	13,693	(68%)
Income (loss) from discontinued operations, net of tax	36	(624)	660	(106%)
Net loss	$(6,462)	$(20,815)	$14,353	(69%)
We generated $282.9 million, $80.4 million, and $140.7 million in revenue for the year ended December 31, 2020, the Successor period and the Predecessor period, respectively. Revenues were $282.9 million for the year ended December 31, 2020 as compared to $220.9 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase of $61.9 million from the year ended December 31, 2019 on a Pro Forma Basis to the year ended December 31, 2020 reflects growth of 28.1%. We had net (loss) income of $(6.5) million, $(16.8) million and $3.6 million for the year ended December 31, 2020, the Successor period and the Predecessor period, respectively. The net loss was $(6.5) million for the year ended December 31, 2020 as compared to $(20.8) million for the year ended December 31, 2019 on a Pro Forma Basis. The decrease of

$14.3 million from the year ended December 31, 2019 on a Pro Forma Basis to the year ended December 31, 2020 reflects a 69.0% year-over-year improvement.
Net Revenues
Services Revenue
Services revenue was $147.2 million, $51.2 million, and $92.4 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Services revenue was $147.2 million for the year ended December 31, 2020 as compared to $143.6 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase in services revenue was primarily attributable to an increase in our Technology Enabled Solutions segment. Increases in services revenue attributable to our Technology Enabled Solutions segment were largely offset by the effects of COVID-19 on our business, resulting in elongated sales cycles, temporary decrease in demand, and slower implementation of solutions, as well as a reduction in billable hours in our Advisory segment.
Products Revenues
Products revenue was $135.7 million, $29.3 million, and $48.3 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Products revenue was $135.7 million for the year ended December 31, 2020 as compared to $77.6 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase in products revenue was primarily attributable to an increase in the total benefit amount provided by our health plan clients plus an increased utilization by members.
See further analysis in “Segment Information” below.
Operating Expenses
Cost of Services
Cost of services was $84.1 million, $28.8 million, and $48.2 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Cost of services was $84.1 million for the year ended December 31, 2020 as compared to $77.0 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase was primarily attributable to labor costs, which increased due to certain state-mandated increases in the minimum wage. In addition, labor costs were impacted by COVID-19, through premium pay, additional sick pay, and early hire of employees due to social distancing and work at home orders, additional training, over-time, and the use of additional temporary resources.
Cost of Products
Cost of products was $87.2 million, $17.8 million, and $29.2 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Cost of products was $87.2 million for the year ended December 31, 2020 as compared to $47.1 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase was attributable to the additional costs incurred to service the growth in new members, including costs incurred in providing current product availability information to members, additional labor costs to develop and implement technology enhancements, as well as higher staffing levels to handle increased interactions with members. In addition, the negative impact of COVID-19 resulted in higher pricing from vendors due to supply chain disruptions, product shortages, and increases in shipping costs. Further, labor costs increased due to certain state-mandated increases in the minimum wage. In addition, labor costs were impacted by COVID-19, through premium pay, additional sick pay, and early hire of employees due to social distancing and work at home orders, additional training, over-time, and the use of additional temporary resources.
Selling, General, and Administrative
Selling, general, and administrative was $80.0 million, $21.8 million, and $40.5 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Selling, general, and administrative was $80.0 million for the year ended December 31, 2020 as compared to $62.3 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase was primarily due to additional resources to support growth, including investments in IT and additional costs to support our IPO.
Depreciation and Amortization
Depreciation and amortization was $28.0 million, $9.2 million, and $13.4 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Depreciation and amortization was $28.0 million for the year ended December 31, 2020 as compared to $27.3 million for the year ended December 31, 2019 on a Pro Forma Basis. On a Pro Forma Basis, the increase in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $3.9 million, $14.8 million, and $2.5 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Transaction related costs were $3.9 million for the year ended December 31, 2020 as compared to $17.3 million for the year ended December 31, 2019 on a Pro Forma Basis. Transaction related costs for the year ended December 31, 2020, of which $2.4 million are due to costs associated with the preparation of our IPO, and $1.5 million for corporate development such as mergers and acquisitions activity that did not proceed. Transaction related costs for the year ended December 31, 2019 on a Pro Forma Basis were primarily due to costs incurred of $16.1 million, which includes buyer and seller costs, related to the TPG acquisition, and $1.2 million of expenses for corporate development such as mergers and acquisitions activity that did not proceed.
Change in Fair Value of Contingent Consideration
Change in fair value of contingent consideration liability was a reduction of $10.8 million and an increase of $19.7 million for the year ended December 31, 2020 and for the Predecessor period, respectively. There was no change in fair value of contingent consideration for the Successor period. A decrease of $30.4 million or 154.8% was due to the re-measurement at year end of the earn-out liability related to the HealthScape Advisors and Pareto Intelligence acquisitions and the holdback liabilities related to the TPG acquisition. The movement for the contingent consideration liability for the year ended December 31, 2020 was driven by the Pareto Intelligence earn-out payment targets ultimately not being met, partly due to the impact of COVID-19. This resulted in a $21.1 million reduction in earn-out liabilities and an increase of $10.3 million to the holdback liabilities owed to Convey Health’s previous shareholders. The movement of the contingent consideration liability for the Predecessor period arose due to management reassessing the estimate of the earn-out liability.
Other Income (Expense)
Interest Income
Interest income consists primarily of bank interest and was de Minimis for the periods presented.
Interest Expense
Interest expense was $18.9 million, $5.8 million, and $6.2 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Interest expense was $18.9 million for the year ended December 31, 2020 as compared to $17.6 million for the year ended December 31, 2019 on a Pro Forma Basis. The increase was due to net incremental borrowings under our credit facility.
Interest expense for the Term Facility was $16.7 million, $5.4 million and $5.7 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Amortization of debt issuance costs for the Term Facility, included in interest expense, was $0.9 million, $0.2 million and $0.3 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. The increase was due to net incremental borrowings under our credit facility.
Interest expense for the revolving credit facility was $0.2 million, $0.1 million and $0.05 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Amortization of debt issuance costs for the revolving credit facility, included in interest expense, was $0.2 million, $0.1 million and $0.1 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively.
All other interest expense for the year ended December 31, 2020, for the Successor period and for the Predecessor period is in relation to items such as capital leases and the sales tax liability.
Segment Information
Our reportable segments have been determined in accordance with Accounting Standards Codification Topic 280, Segment Reporting. We have two reportable segments: Technology Enabled Solutions and Advisory Services. We evaluate the performance of each of our two operating segments based on segment revenue and Segment Adjusted EBITDA.

Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted for certain items of income and expense, including but not limited to, the change in fair value of contingent consideration, COVID-19 related costs, non-cash stock compensation expense, transaction costs associated with the Merger, acquisition bonus expenses incurred in connection with the acquisitions of HealthScape Advisors and Pareto Intelligence, legal fees related to increase loan facility, certain contract termination costs, certain severance costs, certain management fees, sales and use tax paid on behalf of clients, other sales adjustments, and ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) implementation costs.

See Note 18. Segment Information, to our consolidated financial statements in this Form 10-K.
Compared to Adjusted EBITDA, Segment Adjusted EBITDA includes addbacks for sales and use tax, lower consultant utilization due to COVID-19, executive recruitment and severance costs, certain revenue adjustments, contract termination costs, severance, and professional fees incurred in the implementation of ASC 606.
The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to the audited consolidated financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the year ended December 31, 2020	Successor 2019 Period	Predecessor 2019 Period
(in thousands)
Revenue
Technology Enabled Solutions	$241,336	$66,530	$109,932
Advisory Services	41,578	13,885	30,806
Total	$282,914	$80,415	$140,738
Segment Adjusted EBITDA
Technology Enabled Solutions	$66,043	$14,881	$29,205
Advisory Services	8,204	1,445	6,073
Total	$74,247	$16,326	$35,278
Segment Revenues
Technology Enabled Solutions revenue was $241.3 million, $66.5 million, and $109.9 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. The increase was primarily due to approximately $65.0 million of upsell and cross sell revenue, offset by $2.8 million of client attrition and the adverse impact of COVID-19.
Advisory revenue was $41.6 million, $13.9 million, and $30.8 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. The $3.1 million decrease was driven by reduced demand for our consulting services as a result of COVID-19.
Segment Adjusted EBITDA
The Technology Enabled Solutions portion of Segment Adjusted EBITDA was $66.0 million, $14.9 million, and $29.2 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. The $21.9 million increase in Segment Adjusted EBITDA was primarily due to the flow through of increased revenue.
The primary reconciling items for the Technology Enabled Solutions portion of Segment Adjusted EBITDA, outside of depreciation and amortization, interest expense and tax, are changes in the fair value of contingent consideration, sales tax, transaction bonuses and COVID-19 addbacks. The change in the fair value of contingent consideration result in a reduction to Segment Adjusted EBITDA of $10.7 million in December 31, 2020, no adjustment for the Successor Period and an add back of $10.3 million, for the Predecessor period, respectively. The changes were driven by the movement of the contingent consideration and the holdback liability estimates in relation to the acquisition of Pareto Intelligence. The increase to Segment Adjusted EBITDA for sales and use tax was $8.2 million, $1.9 million and $3.1 million for the year ended December 31, 2020, Successor period and Predecessor period, respectively. The primary driver for the increase in sales and use tax is due to increased sales and client sales mix. The add back for transaction bonuses was $0.5 million, $0.5 million and $1.1 million for the year ended December 31, 2020, Successor and Predecessor respectively. For the year ended December 31, 2020 a COVID-19 add back of $10.2 million was included in Segment Adjusted EBITDA. No such adjustment is made for the

Successor or Predecessor period, respectively. The COVID-19 cost adjustment includes the early hire of employees due to social distancing and work at home protocols; higher pricing from vendors due to supply chain disruptions, product shortages and increases in shipping costs; higher employee costs due to hazard pay for our employees, enhanced sick pay due to illness and quarantine protocols; IT costs due to the change in the work environment; and janitorial costs due to enhanced COVID-19 protocols.
The Advisory portion of Segment Adjusted EBITDA was $8.2 million, $1.4 million, and $6.1 million for the year ended December 31, 2020, for the Successor period and for the Predecessor period, respectively. Segment Adjusted EBITDA was essentially the same year over year due to reductions in operating expenses in conjunction with the reductions in revenue due to COVID-19.
The primary reconciling items for the Advisory Services portion of Segment Adjusted EBITDA, outside of depreciation and amortization, interest expense and tax, are changes in the fair value of contingent consideration, transaction bonuses and lower consultant utilization due to COVID-19. The change in the fair value of contingent consideration result in a reduction to EBITDA of $0.1 million in December 31, 2020, no adjustment for the Successor Period and an add back of $9.4 million, for the Predecessor period, respectively. The changes were driven by the movement of the contingent consideration and the holdback liability estimates in relation to the acquisition of HealthScape Advisors. The add back for transaction bonuses was $1.4 million, $1.1 million and $2.6 million for the year ended December 31, 2020, Successor and Predecessor respectively. For the year ended December 31, 2020 a cost adjustment as a result of lower consultant utilization due to COVID-19 of $2.0 million was included in Segment Adjusted EBITDA. No such adjustment is made for the Successor or Predecessor period, respectively. The utilization adjustment reflects decreased productivity for the Advisory segment caused by the COVID-19 pandemic. The average utilization for consultants from January through June 2019 and from March through December 2019 was higher than the average utilization during the corresponding periods in 2020. The difference in utilization was attributable to the disruption caused by the COVID-19 pandemic.

Quarterly Results of Operations
The following table sets forth unaudited statement of operations data for each of the quarters presented. The quarterly statement of operations data was prepared on the same basis as our annual consolidated financial statements. In our opinion, this financial information includes all normal and recurring adjustments considered necessary for a fair statement of such financial information. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods. This information should be read together with our consolidated financial statements and the related notes.

	For the Three Months Ended
	(unaudited)
(in thousands)	December 31, 2021	September 30, 2021	June 30, 2021	March 30, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 30, 2020
Net revenues:
Services	$47,573	$44,191	$42,284	$43,527	$42,377	$37,207	$33,123	$34,484
Products	49,733	38,220	32,964	39,104	44,704	32,321	28,439	30,259
Net revenues	97,306	82,411	75,248	82,631	87,081	69,528	61,562	64,743
Operating expenses:
Costs of services(1)	26,442	20,993	20,785	24,021	24,425	20,077	20,067	19,575
Cost of products(1)	30,033	24,221	22,299	26,527	26,510	21,226	18,429	20,988
Selling, general and administrative	23,109	21,296	29,589	20,099	21,068	18,784	18,983	21,120
Depreciation and amortization	7,812	7,473	7,823	7,372	7,323	6,918	6,949	6,842
Transaction related costs	2,924	328	1,556	1,086	3,672	80	52	145
Change in fair value of contingent consideration	—	—	96	—	(10,770)	—	—	—
Total operating expenses	90,320	74,311	82,148	79,105	72,228	67,085	64,480	68,670
Operating income (loss)	6,986	8,100	(6,900)	3,526	14,853	2,443	(2,918)	(3,927)
Other income (expense):
Interest income	18	—	—	—	—	—	1	6
Loss on extinguishment of debt	—	—	(5,015)	—	—	—	—	—
Interest expense	(2,168)	(3,283)	(6,394)	(5,467)	(5,381)	(4,561)	(4,648)	(4,270)
Total other (expense) income	(2,150)	(3,283)	(11,409)	(5,467)	(5,381)	(4,561)	(4,646)	(4,264)
Income (loss) from continuing operations before income taxes	4,836	4,817	(18,309)	(1,941)	9,472	(2,118)	(7,564)	(8,191)
Income tax (expense) benefit	(4,423)	(1,131)	5,166	1,007	(1,368)	472	1,537	1,263
Net income (loss) from continuing operations	413	3,686	(13,143)	(934)	8,104	(1,646)	(6,027)	(6,928)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	(7)	7	36
Net income (loss)	$413	$3,686	$(13,143)	$(934)	$8,104	$(1,652)	$(6,020)	$(6,892)
________________________
(1)Excludes amortization of intangible assets and depreciation, which are separately stated below.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings available under our Credit Agreement. As of December 31, 2021, we had unrestricted cash and cash equivalents of $38.8 million, and as of December 31, 2021, our total indebtedness was $192.6 million.
We are a holding company that transacts substantially all of our business through our operating subsidiaries. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations, and pay taxes and operating expenses is largely dependent on dividends or other distributions from our subsidiaries, whose ability to pay such distributions to us is restricted, subject to certain exceptions, pursuant to the terms of the Credit Agreement. Covenants contained in the Credit Agreement may restrict our operating subsidiaries from issuing dividends and other distributions to us. See Note 9. Credit Facility to our consolidated financial statements in this Form 10-K for additional information regarding our credit facilities.
Our principal liquidity needs have been, and we expect them to continue to be, working capital and general corporate needs, debt service, capital expenditures and potential acquisitions. Our capital expenditures for property and equipment to support growth in the business were $6.4 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively, and $1.4 million and $9.8 million for the Successor period and for the Predecessor period, respectively. Additional expenditures for software development were $5.9 million and $4.4 million for the years ended December 31, 2021, and 2020, respectively, and $2.1 million and $2.5 million for the Successor period and for the Predecessor period, respectively.
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
Year Ended December 31, 2021 and December 31, 2020
Cash Flows Information
The following table presents a summary of cash flows for the periods presented:

(in thousands)	For the year ended December 31, 2021	For the year ended December 31, 2020
Net cash (used in) provided by operating activities	$(2,315)	$31,563
Net cash used in investing activities	$(12,329)	$(13,272)
Net cash provided by financing activities	$4,413	$9,429
Operating Activities
Net cash (used in) provided by operating activities for the year ended December 31, 2021 was $(2.3) million compared to $31.6 million for the year ended December 31, 2020.
Net loss was $10.0 million for the year ended December 31, 2021, as compared to $6.5 million for the year ended December 31, 2020. The net loss for the year ended December 31, 2021 included $7.9 million for director and officer prior acts insurance premium, $5.0 million of expense related to the June 2021 extinguishment of debt and $2.3 million related to the one-time termination of a management service agreement with TPG. Non-cash items were $40.9 million for the year ended December 31, 2021, as compared to $23.7 million for the year ended December 31, 2020.
The effect of changes in operating assets and liabilities was a cash decrease of $33.3 million for the year ended December 31, 2021, as compared to a cash increase of $14.3 million for the year ended December 31, 2020. The most significant drivers contributing to this net decrease of $47.6 million relate to the following:
•Final contingent consideration payments of $10.3 million related to the holdback liability associated with the TPG merger (see Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K, for details); and

•A net decrease related to accounts payable and accrued expenses of $37.3 million primarily due to a reduction in our days payable outstanding and payments related to public readiness costs and Enterprise Resource Planning implementation costs.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021, was $12.3 million compared to $13.3 million for the year ended December 31, 2020. Net cash used in investing activities for both 2021 and 2020, was primarily attributable to expenditures for property and equipment and software development.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021, was $4.4 million compared to $9.4 million for the year ended December 31, 2020. During the year ended December 31, 2021, net cash provided by financing activities was primarily attributable to net IPO proceeds of $146.1 million, net proceeds from issuance of debt of $75.9 million, and proceeds from the exercise of vested stock options of $1.4 million, offset in part by $74.5 million special dividend paid in February 2021, $133.9 million repayment of term loans and associated prepayment premiums, and $10.3 million contingent consideration payments related to the holdback liability associated with the TPG and the earn-out liability associated with HealthScape Advisors. During the year ended December 31, 2020, net cash provided by financing activities was primarily attributable to net proceeds from issuance of debt of $23.9 million offset in part by $2.4 million repayment of term loan, and $11.9 million contingent consideration payments related to the earn-out liability associated with HealthScape Advisors and Pareto Intelligence.
Year Ended December 31, 2020 and December 31, 2019
Cash Flows Information
The following table presents a summary of cash flows for the periods presented:

	For the year ended December 31, 2020	Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)		(Successor)	(Predecessor)
Net cash provided by (used in) operating activities	$31,563	$(14,391)	$25,247
Net cash used in investing activities	$(13,272)	$(629,850)	$(12,287)
Net cash provided by (used in) financing activities	$9,429	$665,566	$(1,329)
Operating Activities
Net cash provided by (used in) operating activities for the year ended December 31, 2020 was $31.6 million compared to ($14.4) million for the Successor period and $25.2 million for the Predecessor period.
Net loss was $(6.5) million for the year ended December 31, 2020, as compared to $(16.8) million for the Successor period and net income of $3.6 million for the Predecessor period. The decrease in net loss was primarily due to a decrease in transaction related costs and growth in our service and product revenues, partially offset by an increase in operating expenses to support the growth in the business. Non-cash items were $23.7 million for the year ended December 31, 2020 as compared to $8.7 million for the Successor period and $10.1 million for the Predecessor period. The increase in non-cash items was primarily driven by a $6.4 million increase in share-based compensation, a $4.7 million increase in amortization associated with an increase in intangible assets due to the TPG acquisition, and a $22.2 million decrease in deferred income tax benefit, which was partially offset by a $30.4 million decrease for the change in fair value of contingent consideration.
The effect of changes in operating assets and liabilities was a cash increase of $14.3 million for the year ended December 31, 2020, as compared to a cash decrease of $6.3 million for the Successor period and increase of $11.5 million for the Predecessor period. The most significant drivers contributing to this net increase of $9.1 million relates to the following:
•A decrease related to accounts receivable of $11.4 million primarily driven by the improved timing of collections, partially offset by an increase in revenue;
•An increase related to inventory of $8.3 million; and

•A net increase related to accounts payable and accrued expenses of $11.1 million primarily due to timing of payments. The increase in accounts payable and accrued expenses was $29.7 million for the year ended December 31, 2020, as compared to $6.0 million for the Successor period and $12.6 million for the Predecessor period.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2020 was $13.3 million compared to $629.9 million for the Successor period and $12.3 million for the Predecessor period. The use of the $629.9 million from the Successor period was primarily due to the cash used to fund the TPG acquisition.
Financing Activities
Net cash provided by (used in) financing activities for the year ended December 31, 2020 was $9.4 million compared to $665.6 million for the Successor period and ($1.3) million for the Predecessor period. The use of $665.6 million for the Successor period was primarily driven by proceeds received from the issuance of $225.0 million of debt and $447.4 million in proceeds received associated with our acquisition capitalization. The inflow of $9.4 million for 2020 was primarily driven by $25.0 million of proceeds received from the issuance of debt offset by a contingent consideration payment of $11.9 million.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of December 31, 2021. The principal commitments consisted of obligations under outstanding operating leases for office facilities, capital leases related to copy machines, our long-term debt, and purchase commitments. The amount of the obligations presented in the following table summarizes as of December 31, 2021, the commitments to settle contractual obligations in cash for the periods presented.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Operating lease obligations	$37,914	$8,762	$15,129	$7,803	$6,220
Capital lease obligations	1,084	529	473	82	—
Long-term debt obligations(1)	192,631	—	—	192,631	—
Purchase commitments	5,208	5,208	—	—	—
Total contractual obligations	$236,837	$14,499	$15,602	$200,516	$6,220
________________________
(1)Includes the term loan under our Credit Agreement.
Off-Balance Sheet Arrangements
During the periods presented we did not have any off-balance sheet arrangements, as defined in Regulation S-K promulgated by the SEC.
Critical Accounting Policies and Use of Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses and related disclosures of contingent assets and liabilities. We base these estimates on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results experienced may vary materially and adversely from our estimates. Revisions to estimates are recognized prospectively. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates, or judgments. See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements in this Form 10-K for a summary of our significant accounting policies.
Revenue Recognition
We recognize revenue under ASC 606. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts that are within the scope of the standard, we perform the following five steps:
1) Identify the contract(s) with a customer
A contract with a customer exists when (i) we enter into an enforceable contract with the customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay. Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by any of the following: software as a service agreement, statement of work, project task orders, or purchase orders. The supplement specifies the different goods and services, the associated prices, and any additional terms for an individual contract. Multiple contracts with a single counterparty entered into at the same time are evaluated to determine if the contracts should be combined and accounted for as a single contract. Typical payment terms are net 30 days.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we must apply judgment to determine whether promised goods or services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.
No customer can take possession of our software in the ordinary course of business, nor is it feasible for a customer to contract with a third party to host the software or for a customer to host the software. Therefore, our license arrangements are accounted for as service obligations, rather than the transfer of intellectual property.
The Company is generally acting as a principal in each arrangement and, thus, recognizes revenue on a gross basis.
3) Determine the transaction price
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We assess the timing of transfer of goods and services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less, which is the case in most of our customer contracts. The primary purpose of our invoicing terms is not to receive or provide financing from or to customers. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration when it is required.
Typically, outside of our supplemental benefit products, we do not provide our customers with any right of return. We do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return.
4) Allocate the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct goods or services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, we must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. We allocate the variable amount to one or more distinct performance obligations or to one or more distinct services that forms a part of a single performance obligation, when the payment terms of the variable amount relate solely to our efforts to satisfy that distinct performance obligation and it results in an allocation that is consistent with the overall allocation objective of ASC 606. Where variable revenue exists in connection with providing a series of substantially similar services to our customers, we do not estimate variable revenue at the inception of a contract but recognize revenue as services are provided which typically aligns with billing. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP using an expected cost-plus-a-margin approach.
5) Recognize revenue when (or as) the entity satisfies a performance obligation
We satisfy performance obligations either over time or at a point in time depending on the nature of the underlying promise. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.
Accounting Policy Elections and Practical Expedients
We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.
We contract with customers to deliver and ship tangible products within the normal course of business, such as supplemental benefit products. The control of the products transfers to the customer, in most cases, free on board (FOB) shipping point. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.

In accordance with ASC 606, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice (“right-to-invoice” practical expedient). We have elected to utilize this expedient on supplemental benefit products shipped and advisory services that are not based on a fixed fee.
Our standard contract terms allow for the reimbursement by a customer for certain travel expenses necessary to provide on-site services to the customer. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service nor incremental value provided to a customer, a performance obligation is deemed not to exist. Where the “right-to invoice” practical expedient is being applied to variable consideration any client pass-thru charges related to the consulting services performance obligations are also treated under the “right-to-invoice” practical expedient.
Share-based Compensation Policy
Compensation expense related to stock option awards granted to certain employees and non-employee directors is based on the fair value of the awards on the grant date. If the service inception date precedes the grant date, accrual of compensation cost for periods before the grant date is based on the fair value of the award at the reporting date. In the period in which the grant date occurs, cumulative compensation cost is adjusted to reflect the cumulative effect of measuring compensation cost based on fair value at the grant date rather than the fair value previously used at the service inception date or any subsequent reporting date. Forfeitures are recorded as they occur. We elected to recognize compensation cost related to time-vested options with graded vesting features on a straight-line basis over the requisite service period. Compensation cost related to performance-vesting option, where a performance condition or a market condition that affects vesting exists, is recognized over the shortest of the explicit, implicit, or defined service periods. Compensation cost is adjusted depending on whether or not the performance condition is achieved. If the performance condition is probable or becomes probable of being achieved, the full fair value of the award (i.e., without regard for the market condition) is recognized. If the performance condition is not probable of being achieved, then compensation cost for the value of the award incorporating the market condition is recognized.
We estimate the fair value of the stock option awards on the date of grant using the Black-Scholes Merton model and/or the Monte-Carlo simulation model. Prior to the IPO, in order to estimate the equity value of the enterprise to determine the fair value of our common units, we used a combination of the market approach and the income approach. For the market approach, we utilized the Guideline Company Method by selecting certain companies that we considered to be the most comparable to us in terms of size, growth, profitability, risk and return on investment, among others. We then used these guideline companies to develop relevant market multiples and ratios. The market multiples and ratios were applied to our financial projections based on assumptions at the time of the valuation in order to estimate our total enterprise value. Since there was not an active market for our common units, a discount for lack of marketability was then applied to the resulting value. For the income approach, we performed discounted cash flow analyses utilizing projected cash flows, which were discounted to the present value in order to arrive at an enterprise value. The key assumptions used in the income approach include management’s financial projections which are based on highly subjective assumptions as of the date of valuation, a discount rate and a long-term growth rate. The fair value of options without a market condition are valued using the Black-Scholes Merton model. The fair value of options with a market condition are valued using the Monte-Carlo simulation model. Option valuation models, including the Black-Scholes Merton model and Monte-Carlo simulation model, require the input of certain assumptions that involve judgment. Changes in the input assumptions can materially affect the fair value estimates and, ultimately, how much we recognize as stock-based compensation expense. The fair value of the options granted during the year are estimated on the date of the grant using the historical volatility of the common stock of other companies in the same industry over a period of time commensurate with the expected term of the options awarded. We use the simplified method for estimating the expected term of the options since we have limited historical experience to estimate expected term behavior. We estimate the risk-free interest rate based on U.S. Treasury note rates for the expected term. We do not intend to pay dividends on our common shares, therefore, the dividend yield percentage is zero.
Following our IPO in June 2021, equity awards have been issued to certain employees in the form of restricted stock units (“RSUs”) and/or stock options. The grant date fair value of RSUs is based on the closing stock price of our common stock on the date of grant and is recognized as stock-based compensation expense over the vesting period. The grant date fair value of stock options is measured using a Black-Scholes Merton model and is recognized as stock-based compensation expense over the vesting period.
Long-Term Incentive (“LTI”) awards vest upon satisfaction of a return on investment from a liquidity event as determined by our Board of Directors at its sole discretion, subject to the participant’s continued employment or service. The LTI awards therefore have a market condition with an associated implicit performance condition. Settlement of the award can be made, as determined by the Board of Directors at its sole discretion, (i) in cash, (ii) common stock, or (iii) in other property acceptable to the Board of Directors. The LTIs are treated as liability-based awards under ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). As the LTI awards are liability-classified, the award is measured for fair value on the grant date. The fair value of the award is re-measured each reporting period until the award is settled. The Company will recognize compensation expense for the LTIs upon the liquidity event occurring.
Goodwill
Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). Our annual impairment testing date is October 1. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.
For purposes of the goodwill impairment test, we have determined our business operates in four reporting units: Advanced Plan Administration, Supplemental Benefit Administration, Value Based Payment Assurance, and Advisory Services. Advanced Plan Administration, Supplemental Benefit Administration, and Value Based Payment Assurance reporting units form part of the Technology Enabled Solutions reporting segment.
A qualitative assessment considers macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, and company specific factors such as trends in revenue generating activities, and merger or acquisition activity. If we elect to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management estimates the fair values of each of our reporting units mentioned above and compares it to their carrying values. Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of the fair value of each reporting unit.
We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we estimate projected future cash flows, the timing of such cash flows and long-term growth rates, and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on a market participant weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.
Based on our most recent evaluation of goodwill performed on October 1, 2021, we concluded that the goodwill in each of our reporting units was not impaired.
Income Taxes
Income tax expense includes federal, state, and foreign taxes and is based on reported income before income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 13. Taxes to our consolidated financial statements in this Form 10-K for additional information.
Determining the consolidated provision for income tax expense, deferred income tax assets (and related valuation allowance, if any) and liabilities requires significant judgment. We are required to calculate and provide for income taxes in each of the jurisdictions where we operate. Changes in the geographic mix of income before taxes or estimated level of annual pre-tax income can affect our overall effective income tax rate. The consolidated provision for income taxes may change period to period based on changes in facts and circumstances, such as settlements of income tax audits.
Contingent Consideration
We recognized an earn-out liability in connection with the November 2018 acquisition of HealthScape Advisors, LLC (“HealthScape Advisors”) and Pareto Intelligence LLC (“Pareto Intelligence”), which represented contingent consideration.
The initial fair value of the earn-out liability was determined by employing a Monte-Carlo simulation model. The underlying simulated variable was adjusted revenue discounted by the market price of risk embedded in the revenue metrics. The revenue volatility estimate was based on a study of historical asset volatility and implied volatility for a set of comparable public companies, adjusted by our operating leverage. The earn-out payments were calculated based on simulated revenue metrics and payment thresholds as set forth in the HealthScape Advisors and Pareto Intelligence purchase agreement. The calculated payments were further discounted back to present value using cost of debt reflecting our credit risk. The fair value of the earn-out liability at each reporting date subsequent to the acquisition was measured using a probability weighted approach. Any change in fair value was recognized in the consolidated statements of operations and comprehensive (loss) income.
In connection with the Merger, we recognized a holdback liability, which represented contingent consideration. See Note 4. Acquisitions to our consolidated financial statements in this Form 10-K for additional information. The initial fair value of the holdback liabilities and at each subsequent reporting date was measured using a probability weighted approach. Any change in fair value was recognized in the consolidated statements of operations and comprehensive (loss) income.
During the year ended December 31, 2021, we made a final payment of $13 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements in this Form 10-K for more information.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any clients was minimal as of December 31, 2021, based on the lack of collection issues in the past and the high financial standards we require of clients. As of December 31, 2021, two clients accounted for 21.0% and 24.2% of total accounts receivable. As of December 31, 2020, the same two clients accounted for 15.0% and 6.8% of total accounts receivable.

Interest Rate Risk
As of December 31, 2021 and 2020, we had cash of $38.8 million and $45.4 million, respectively, deposited in non-interest bearing accounts at a major bank with limited to no interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
The current administrator of LIBOR will cease to publish the overnight and 1, 3, 6 and 12 months USD LIBOR settings immediately following the LIBOR publication on June 30, 2023 and has ceased to publish all other LIBOR settings, including the 1 week and 2 months USD LIBOR settings, since December 31, 2021. The discontinuation, reform, or replacement of LIBOR may result in fluctuating interest rates, or higher interest rates, which could have a material adverse effect on our interest expense. See “Risk Factors — Risks Related to Our Capital Structure, Indebtedness and Capital Requirements — Changes in the method for determining LIBOR or the elimination of LIBOR could affect our business, results of operations or financial condition” for additional information.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS
AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES (SUCCESSOR) AND CONVEY HEALTH PARENT, INC. AND SUBSIDIARIES (PREDECESSOR)

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 238)	89
Consolidated Balance Sheets as of December 31, 2021 and 2020	91
Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021, the year ended December 31, 2020, for the period from June 13, 2019 (date of inception) to December 31, 2019 (Successor) and for the period from January 1, 2019 to September 3, 2019 (Predecessor)	92
Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2021, the year ended December 31, 2020 and for the period from June 13, 2019 (date of inception) to December 31, 2019 (Successor)	93
Consolidated Statement of Shareholders’ Equity for the period from January 1, 2019 to September 3, 2019 (Predecessor)	94
Consolidated Statements of Cash Flows for the year ended December 31, 2021, the year ended December 31, 2020, for the period from June 13, 2019 (date of inception) to December 31, 2019 (Successor) and for the period from January 1, 2019 to September 3, 2019 (Predecessor)	95
Notes to Consolidated Financial Statements	97

FINANCIAL STATEMENT SCHEDULE

Page
Schedule I – Condensed Financial Information as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 and for the period from June 13, 2019 (date of inception) to December 31, 2019 (Successor) and for the period from January 1, 2019 to September 3, 2019 (Predecessor), and the accompanying notes	136

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Convey Health Solutions Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Convey Health Solutions Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for the years ended December 31, 2021 and 2020 and for the period from June 13, 2019 (date of inception) to December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 and for the period from June 13, 2019 (date of inception) to December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
March 23, 2022
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Convey Health Parent, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, of shareholders' equity and of cash flows of Convey Health Parent, Inc. and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2019 to September 3, 2019, including the related notes and financial statement schedule for the period from January 1, 2019 to September 3, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2019 to September 3, 2019 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
March 24, 2021
We have served as the Company’s auditor since 2020.

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES (SUCCESSOR)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$38,811	$45,366
Accounts receivable, net of allowance for doubtful accounts of $69 and $610 as of December 31, 2021, and December 31, 2020, respectively	62,813	50,589
Inventories, net	14,060	11,094
Prepaid expenses and other current assets	16,569	15,220
Restricted cash	—	3,560
Total current assets	132,253	125,829
Property and equipment, net	20,400	20,667
Intangible assets, net	220,014	238,842
Goodwill	455,206	455,206
Restricted cash	—	160
Other assets	2,030	2,364
Total assets	$829,903	$843,068
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,868	$21,308
Accrued expenses	48,558	67,159
Capital lease obligations, current portion	498	361
Deferred revenue, current portion	7,472	6,466
Term loans, current portion	—	2,500
Total current liabilities	70,396	97,794
Capital leases obligations, net of current portion	528	1,129
Deferred taxes, net	25,992	26,561
Term loans, net of current portion	189,643	239,290
Other long-term liabilities	5,595	8,144
Total liabilities	292,154	372,918
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and no shares authorized, issued or outstanding as of December 31, 2020	—	—
Common stock, $0.01 par value; 500,000,000 and 126,000,000 shares authorized as of December 31, 2021, and December 31, 2020, respectively; 73,194,171 and 61,321,424 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	732	613
Additional paid-in capital	570,252	492,747
Accumulated other comprehensive income	31	78
Accumulated deficit	(33,266)	(23,288)
Total shareholders’ equity	537,749	470,150
Total liabilities and shareholders’ equity	$829,903	$843,068
See accompanying notes to consolidated financial statements.

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES (SUCCESSOR)
CONVEY HEALTH PARENT, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For Years Ended December 31,		Period from June 13, 2019 (date of inception) to December 31, 2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
Net revenues:
Services	$177,575	$147,191	$51,153	$92,445
Products	160,021	135,723	29,262	48,293
Net revenues	337,596	282,914	80,415	140,738
Operating expenses:
Cost of services(1)	92,241	84,144	28,844	48,196
Cost of products(1)	103,080	87,153	17,841	29,210
Selling, general and administrative	94,093	79,955	21,753	40,521
Depreciation and amortization	30,480	28,032	9,188	13,359
Transaction related costs	5,894	3,949	14,784	2,511
Change in fair value of contingent consideration	96	(10,770)	—	19,671
Total operating expenses	325,884	272,463	92,410	153,468
Operating income (loss)	11,712	10,451	(11,995)	(12,730)
Other income (expense):
Interest income	18	7	—	—
Loss on extinguishment of debt	(5,015)	—	—	—
Interest expense	(17,312)	(18,860)	(5,762)	(6,213)
Total other expense, net	(22,309)	(18,853)	(5,762)	(6,213)
Income (loss) from continuing operations before income taxes	(10,597)	(8,402)	(17,757)	(18,943)
Income tax (expense) benefit	619	1,904	858	23,288
Net income (loss) from continuing operations	(9,978)	(6,498)	(16,899)	4,345
Income (loss) from discontinued operations, net of tax	—	36	73	(696)
Net income (loss)	$(9,978)	$(6,462)	$(16,826)	$3,649
Income (loss) per common share – Basic
Continuing operations	(0.15)	(0.11)	(0.47)	3.04
Discontinued operations	—	—	—	(0.49)
Net income (loss) per common share	$(0.15)	$(0.11)	$(0.47)	$2.55
Income (loss) per common share – Diluted
Continuing operations	(0.15)	(0.11)	(0.47)	2.81
Discontinued operations	—	—	—	(0.49)
Net income (loss) per common share	$(0.15)	$(0.11)	$(0.47)	$2.32

Net income (loss)	$(9,978)	$(6,462)	$(16,826)	$3,649
Foreign currency translation adjustments	(47)	57	21	(15)
Comprehensive income (loss)	$(10,025)	$(6,405)	$(16,805)	$3,634
________________________
(1)    Excludes amortization of intangible assets and depreciation, which are separately stated below.
See accompanying notes to consolidated financial statements.

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES (SUCCESSOR)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for number of shares)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Successor, June 13, 2019 (date of inception)	—	$—	$—	$—	$—	$—
Common shares issued related to the Merger	61,321,424	613	486,065	—	—	486,678
Foreign currency translation adjustments	—	—	—	21	—	21
Net loss	—	—	—	—	(16,826)	(16,826)
Successor, December 31, 2019	61,321,424	$613	$486,065	$21	$(16,826)	$469,873
Share based compensation	—	—	6,682	—	—	6,682
Foreign currency translation adjustments	—	—	—	57	—	57
Net loss	—	—	—	—	(6,462)	(6,462)
December 31, 2020	61,321,424	$613	$492,747	$78	$(23,288)	$470,150
Share-based compensation	—	—	4,380	—	—	4,380
Foreign currency translation adjustments	—	—	—	(47)	—	(47)
Issuance of common stock to a board of directors member	25,200	—	250	—	—	250
Issuance of common stock in initial public offering, net of issuance costs of $17.2 million	11,666,667	117	146,019	—	—	146,136
Exercise of vested stock options	172,728	2	1,356			1,358
Issuance of common stock related to restricted stock units	8,152	—	—	—	—	—
Dividend	—	—	(74,500)	—	—	(74,500)
Net loss	—	—	—	—	(9,978)	(9,978)
December 31, 2021	73,194,171	$732	$570,252	$31	$(33,266)	$537,749

See accompanying notes to consolidated financial statements.

CONVEY HEALTH PARENT, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except for number of shares)

	Common stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares		Amount
Predecessor, December 31, 2018	1,431,305		$14	$157,365	$(62)	$13,703	$171,020
Cumulative effect of adoption of ASC 606	—		—	—	—	175	175
Share based compensation	—		—	300	—	—	300
Foreign currency translation adjustments	—		—	—	(15)	—	(15)
Net loss	—		—	—	—	3,649	3,649
Predecessor, September 3, 2019	1,431,305	1431305	$14	$157,665	$(77)	$17,527	$175,129
See accompanying notes to consolidated financial statements.

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES (SUCCESSOR)
CONVEY HEALTH PARENT, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,		Period from June 13, 2019 (date of inception) to December 31, 2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
Cash flows from operating activities
Net ( loss) income	$(9,978)	$(6,462)	$(16,826)	$3,649
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	5,603	4,192	1,365	2,057
Amortization expense	24,877	23,840	7,823	11,302
Loss on extinguishment of debt	5,015	—	—	—
Provision for bad debt	(202)	542	132	(171)
Provision for inventory reserve	639	—	—	—
Gain from disposal of assets	28	397	—	159
Deferred income taxes	(569)	(2,317)	(917)	(23,615)
Write-off of capitalized software costs	—	69	—	—
Amortization of debt issuance costs	1,082	1,056	309	399
Change in fair value of contingent consideration	96	(10,770)	—	19,671
Share-based compensation	4,380	6,682	—	300
Changes in operating assets and liabilities:
Accounts receivable	(12,021)	(2,031)	(11,575)	(1,899)
Inventory	(3,605)	(7,796)	(1,665)	2,191
Prepaid expenses and other assets	(1,195)	(4,653)	(2,639)	33
Accounts payable and other accrued liabilities	(7,686)	29,659	6,016	12,566
Deferred revenue	1,550	(845)	3,586	(1,395)
Payment on contingent consideration	(10,329)	—	—	—
Net cash (used in) provided by operating activities	(2,315)	31,563	(14,391)	25,247
Cash flows from investing activities
Acquisition, net of cash received	—	(3,758)	(626,292)	—
Purchases of property and equipment, net	(6,435)	(5,159)	(1,429)	(9,799)
Capitalized software development costs	(5,894)	(4,355)	(2,129)	(2,488)
Net cash used in investing activities	(12,329)	(13,272)	(629,850)	(12,287)
Cash flows from financing activities
Proceeds from issuance of debt	78,000	25,000	225,000	—
Payment of debt issuance cost	(2,133)	(1,148)	(6,105)	—
Principal payment on term loan	(132,368)	(2,438)	(563)	(613)
Payment on capital leases	(464)	(118)	(117)	(716)
Proceeds from issuance of common stock to Board of Director	250	—	—	—
Proceeds from issuance of common stock in initial public offering, net of issuance costs	146,136	—	—	—
Prepayment premium on early repayment of term loan	(1,563)	—	—	—
Proceeds from capitalization	—	—	447,351	—
Payment on contingent consideration	(10,303)	(11,867)	—	—
Exercise of vested stock options	1,358	—	—	—
Dividend	(74,500)	—	—	—
Net cash provided by (used in) financing activities	4,413	9,429	665,566	(1,329)
See accompanying notes to consolidated financial statements.

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES (SUCCESSOR)
CONVEY HEALTH PARENT, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	For the Years Ended December 31,		Period from June 13, 2019 (date of inception) to December 31, 2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
Effect of exchange rate changes on cash	(44)	20	21	(14)
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,275)	27,740	21,346	11,617
Cash, cash equivalents and restricted cash at beginning of period	49,086	21,346	—	18,264
Cash, cash equivalents and restricted cash at end of period	$38,811	$49,086	$21,346	$29,881

Cash, cash equivalents and restricted cash as of the end of period
Cash and cash equivalents	$38,811	$45,366	$15,971	$21,458
Restricted cash	—	3,560	1,615	3,068
Restricted cash, non-current	—	160	3,760	5,355
Cash, cash equivalents and restricted cash	$38,811	$49,086	$21,346	29,881

Supplemental disclosures of cash flow information:
Cash paid for taxes	$1,412	$50	$13	$66
Cash paid for interest	$18,517	$15,288	$4,277	$5,858
Non-cash investing and financing activities:
Contingent consideration payable to former owners and working capital payable	$—	$—	$6,562	$—
Common stock issued in exchange to Parent for acquisition	$—	$—	$39,327	$—
Capitalized software and property and equipment, net included in accounts payable	$1,918	$3,672	$468	$1,269

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business
Convey Health Solutions Holdings, Inc. (collectively with its subsidiaries, which includes our main operating subsidiary, Convey Health Solutions, Inc., “we”, “us”, “our”, “Convey” or the “Company”) provides technology enabled solutions to payors within the large and growing government sponsored health plan market. Our platform combines proprietary modular technology and end-to-end solutions to serve as an extension of our clients’ operations and core systems. Our clients are primarily Medicare Advantage, Medicare Part D and Employer Group Waiver Plans, as well as Pharmacy Benefit Managers. Convey is a United States (“U.S.”) based holding company incorporated in Delaware. Our principal executive offices are located in Fort Lauderdale, Florida.
On April 21, 2021, we completed a corporate name change from Cannes Holding Parent, Inc. to Convey Holding Parent, Inc.
On November 4, 2021, we completed another corporate name change from Convey Holding Parent, Inc. to Convey Health Solutions Holdings, Inc.
Basis of Presentation and Consolidation
Convey was formed on June 13, 2019, for the purpose of acquiring Convey Health Solutions, Inc. (“CHS”). On September 4, 2019, Cannes Parent, Inc. (“Cannes”), a direct subsidiary of Convey, entered into an agreement to acquire all of the outstanding stock of CHS through the merger of Cannes Merger Sub, Inc. and Convey Health Parent, Inc. (“Parent”) (the “Merger”) with Parent surviving as a direct subsidiary of Cannes. The Merger principally occurred through an investment from TPG Cannes Aggregation, L.P., which is primarily funded by partners of TPG Partners VIII, L.P. and TPG Healthcare Partners, L.P. or any parallel fund or their alternative investment vehicles (collectively, “TPG”). See Note 4. Acquisitions.
The Merger was accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and Cannes was determined to be the accounting acquirer. The accompanying consolidated financial statements and related notes are presented on a Successor and Predecessor basis.
Predecessor
The period from January 1, 2019 to September 3, 2019 reflects the historical financial information for Parent and its subsidiaries prior to the closing of the Merger (“Predecessor”).
Successor
The period from Inception to December 31, 2019 and the years ended December 31, 2020 and 2021, reflect the historical financial information for Convey and its subsidiaries (“Successor”).
The Successor and Predecessor consolidated financial information presented herein is not comparable due to the impacts of the Merger including the application of acquisition accounting in the Successor financial statements as of September 4, 2019, see Note 4. Acquisitions. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.
The accompanying consolidated financial statements include the accounts of Convey and our wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.
Stock Split
Prior to the IPO (as defined below), in June 2021, Convey’s Board of Directors (the “Board”) and stockholders approved a forward split of shares of Convey’s common stock, par value $0.01 per share, on a 126-for-1 basis (the “Stock Split”), which became effective as of June 4, 2021. Prior to the Stock Split, we were authorized to issue 1,000,000 shares of common stock of which (i) 915,000 shares were designated as voting common stock and (ii) 85,000 shares were designated as non-voting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock. In connection with the Stock Split, the total number of authorized shares of common stock was proportionately increased and the par value of the common stock was not adjusted as a result of the Stock Split. In addition, all authorized shares of common stock were designated voting common stock. All references to common stock, options to purchase common stock, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split.
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
COVID-19 Pandemic
During the first quarter ended March 31, 2020, concerns related to the spread of novel coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state and local level in the U.S., and globally, have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings of people, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including of the Delta and Omicron variants of COVID-19), uneven vaccination and vaccination booster rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in the U.S. and international markets and has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economics, financial markets and business practices. The impact of COVID-19 on our business has resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, the Advisory Services segment.
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic continues to impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants, such as Delta and Omicron); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2021, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information currently available to us

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and based on various other assumptions that we conclude to be reasonable under the circumstances. While management concludes that such estimates are reasonable when considered in conjunction with our consolidated balance sheets and statements of operations and comprehensive income (loss) taken as a whole, actual results could differ materially from those estimates.
Segments
We operate in two segments in accordance with ASC Topic 280, Segment Reporting (“ASC 280”). Operating segments are components of public entities that engage in business activities from which they may earn revenues and incur expenses, and separate financial information is available and evaluated regularly by our Chief Operating Decision Maker (“CODM”) group in deciding how to assess performance and allocate resources. The two reportable segments are Technology Enabled Solutions and Advisory Services. See Note 18. Segment Information.
Foreign Operations
The consolidated financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity within Accumulated other comprehensive income and transaction gains and losses in other expense, net in our consolidated statements of operations and comprehensive (loss) income. Foreign currency translation balances reported within Accumulated other comprehensive income are recognized in the consolidated statements of operations and comprehensive (loss) income when the operation is disposed of or substantially liquidated.
Revenue Recognition
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For further discussion of our accounting policies related to revenue see Note 3. Revenue from Contracts with Customers.
Share-based Compensation
Our accounting policy for share-based compensation is disclosed in Note 11. Share-based Compensation.
Cash and Cash Equivalents
We consider cash in banks and holdings of highly liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. At various times throughout 2021 and 2020 and as of December 31, 2021 and 2020, some accounts held at financial institutions were in excess of the federally insured limit of $250 thousand. We reduce our exposure to credit risk by maintaining our cash deposits with major financial institutions. We have not experienced any losses on these accounts and conclude the credit risk to be minimal.
We also have an immaterial amount of cash held in the Philippines and the Netherlands to fund local operations.
Restricted Cash
As part of the acquisition of HealthScape Advisors, LLC (“HealthScape Advisors”) and Pareto Intelligence LLC (“Pareto Intelligence”) in 2018, the previous shareholders agreed to set aside funds for an incentive compensation plan for employees who remained post acquisition. The payments were paid yearly and the last payment was made in December 2021. The cash for this incentive compensation plan was held as restricted cash. Any such payments have appropriately been accounted for as post business combination expense to the employees within the plan.
Additionally, as a condition of certain facility lease agreements, a certificate of deposit is required to collateralize our lease payments throughout the lease term. These balances have been excluded from our cash and cash equivalent balance and are classified as a restricted cash balance in our consolidated balance sheets.
Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amounts and do not bear interest. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts and is based principally on specifically identified amounts where collection is determined to be doubtful. Management analyzes the collectability of trade accounts and other receivables and the adequacy of the allowance for doubtful accounts on a regular basis taking into consideration the aging of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
account balances, historical bad debt experience, customer concentration, customer credit-worthiness, customer financial condition and credit report and the current economic environment. In addition, an allowance is established when it is probable that a specific receivable is not collectible, and the loss can be reasonably estimated. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance and related bad debt expense may be required.
Inventories
Inventory consists of finished goods and is stated at lower of cost or net realizable value. The cost of inventory is computed using the first in first out method. Inventory is monitored to ensure appropriate valuation. Adjustments of inventories to the lower of cost or net realizable value, if necessary, are based on turnover and assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional adjustments to inventory valuations may be required. As of December 31, 2021 and 2020, we had a reserve for obsolescence of $0.7 million and $0.1 million, respectively. The reserve is calculated based on several factors, including projections of products not expected to be sold prior to their expiration dates.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated over the estimated useful lives of the assets using the straight-line method, which best reflects the pattern of use. Maintenance and repair costs are expensed as incurred. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.
Intangible Assets
Purchased intangible assets with finite lives are primarily amortized using the straight-line method over the estimated economic lives of the assets, which best reflects the pattern of use. Our finite-lived intangible assets are amortized over periods between five and twenty years. Trade names are amortized over estimated useful lives between five and twenty years; Customer relationships are amortized over an estimated useful life of eleven years; and Technology is amortized over an estimated useful life of ten years. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.
Software Development Costs
Development costs associated with certain solutions offered exclusively through software as a service model are accounted for in accordance with ASC Topic 350-40, Internal-Use Software (“ASC 350-40”). Under ASC 350-40 qualifying software costs developed for internal use are capitalized when application development begins, it is probable that the project will be completed, and the software will be used as intended. We capitalize direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over 3 to 10 years, which best represents the pattern of the software’s use. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.
Cloud Computing Arrangements
We capitalize implementation costs related to cloud computing (i.e. hosting) arrangements that are accounted for as a service contract. Such implementation costs incurred to develop or utilize internal-use software hosted by a third-party vendor are recorded as part of Prepaid expenses and other current assets on the consolidated balance sheets. Once the installed software is ready for its intended use, such costs are amortized on a straight-line basis, to Selling, general and administrative expenses on our consolidated statements of operations and comprehensive (loss) income over the minimum term of the contract plus contractually-provided renewal periods that are reasonably expected to be exercised.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisitions
We allocate the purchase consideration to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive (loss) income.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies which techniques include the royalty method, the multi-period excess earnings method, the cost approach, the market approach, and the probability weighted assessment method as considered necessary. Significant assumptions used in those methodologies include, but are not limited to, growth rates, discount rates, customer attrition rates, expected levels of revenues, earnings, cash flows and tax rates. The use of different valuation methodologies and assumptions is highly subjective and inherently uncertain and, as a result, actual results may differ materially from estimates.
Goodwill
Goodwill represents the fair value of acquired businesses in excess of the fair value of the individually identified net assets acquired. Goodwill is not amortized but is tested for impairment annually or whenever indications of impairment exist. Impairment exists when the carrying amount, including goodwill, of the reporting unit exceeds its fair value, resulting in an impairment charge for this excess (not to exceed the carrying amount of the goodwill). Our annual impairment testing date is October 1. We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.
For purposes of the goodwill impairment test, we have determined our business operates in four reporting units: Advanced Plan Administration, Supplemental Benefit Administration, Value Based Payment Assurance, and Advisory Services. Advanced Plan Administration, Supplemental Benefit Administration, and Value Based Payment Assurance reporting units form part of the Technology Enabled Solutions reporting segment.
A qualitative assessment considers macroeconomic and other industry-specific factors, such as trends in short-term and long-term interest rates and the ability to access capital, and company specific factors such as trends in revenue generating activities, and merger or acquisition activity. If we elect to bypass qualitatively assessing goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, management estimates the fair values of each of our reporting units mentioned above and compares it to their carrying values. The estimated fair values of the reporting units are established using an income approach based on a discounted cash flow model that includes significant assumptions about the future operating results and cash flows of each reporting unit, and a market approach which compares each reporting unit to comparable companies in their respective industries.
The impairment is recorded within Operating expenses in the statements of operations and comprehensive loss in the period the determination is made. There were no impairments recorded during the periods presented.
Debt Issuance Cost
Deferred financing costs relate to our debt instruments, the short-term and long-term portions are reflected as a deduction from the carrying amount of the related debt. The deferred financing costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method. Deferred financing costs incurred with line-of-credit arrangements are recorded as assets on our consolidated balance sheets and amortized over the term of the arrangement. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are “substantially different” (as defined in the debt modification guidance in ASC Topic 470‑50, Debt — Modifications and Extinguishments (“ASC 470-50”)).
Deferred Initial Public Offering Costs
We incurred certain costs in connection with our IPO. Deferred IPO costs of $5.8 million were charged to shareholders’ equity upon the completion of the IPO (see Note 1. Business and Basis of Presentation). As of December 31, 2020, deferred IPO costs were $0.4 million and were included within Prepaid expenses and other current assets on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Concentrations
Revenue and Accounts receivable from our major customers are as follows:

	Revenues
	For the Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)	2021	2020	(Successor)	(Predecessor)
Customer A	$93,730	$80,901	$20,972	$27,814
% of total revenue	27.8%	28.6%	26.1%	19.8%
Customer B	$63,838	$50,485	$17,106	$30,650
% of total revenue	18.9%	17.8%	21.3%	21.8%

	Accounts Receivable
(in thousands)	December 31, 2021	December 31, 2020
Customer A	$13,161	$7,582
% of total accounts receivable	21.0%	15.0%
Customer B	$15,174	$3,447
% of total accounts receivable	24.2%	6.8%
Our customer base is highly concentrated. Revenue may significantly decline if we were to lose one or more of our major customers. However, our risk is reduced due to our significant customers having multiple product delivery solutions under separate contracts.
Fair Value of Financial Instruments
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. There is a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
•Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 - Includes other inputs that are directly or indirectly observable in the marketplace, such as quoted market prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs which are supported by little or no market activity.
Financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses) are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Our long-term credit facility is carried at cost, which approximates fair value due to the variable interest rate associated with the revolving credit facility.
Contingencies
A liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event. We accrue a liability for an estimated loss if we determine that the potential loss is probable of occurring and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made. We expense legal costs, including those legal costs incurred in connection with a loss contingency, as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Selling, General and Administrative (“SG&A”)
SG&A expenses includes the total cost of payroll, related benefits and other personnel expense for employees who do not have a direct role with revenue generation activities, including those involved with developing new service offerings. SG&A expenses include all general operating costs including, but not limited to, rent and occupancy costs, telecommunications costs, information technology infrastructure costs, technology development costs, software licensing costs, advertising and marketing expenses and expenses related to the use of certain subcontractors and professional services firms. SG&A expenses do not include depreciation and amortization, which is stated separately in the consolidated statements of operations and comprehensive (loss) income.
Leases
We lease various property and equipment. Amortization of assets accounted for as capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life. All other leases, primarily facility leases, are accounted for as operating leases. Rent expense for operating leases, which may have rent escalation provisions or rent holidays, is recorded on a straight-line basis over the non-cancelable lease period. The difference between rent expensed and rent paid is recorded as deferred rent. Lease incentives received from landlords are recorded as a deferred rent credit and amortized to rent expense over the term of the lease. Deferred rent is included in other long-term liabilities and accrued expenses on the consolidated balance sheets.
Discontinued Operations
We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components represents a strategic shift that will have a major effect on our operations and financial results. In our consolidated statements of cash flows, the cash flow from discontinued operations are not separately classified. Unless indicated otherwise, the information in the Notes to the consolidated financial statements relates to continuing operations. See Note 17. Discontinued Operations.
Income Taxes
Income tax expense includes federal, state, and foreign taxes and is based on reported income before income taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities are determined based on the enacted tax rates expected to apply in the periods in which the deferred tax assets or liabilities are anticipated to be settled or realized.
We regularly review our deferred tax assets for recoverability and establish a valuation allowance if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The determination as to whether a deferred tax asset will be realized is made on a jurisdictional basis and is based on the evaluation of positive and negative evidence. This evidence includes historical taxable income, projected future taxable income, the expected timing of the reversal of existing temporary differences and the implementation of tax planning strategies.
We recognize the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from uncertain tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. Interest related to uncertain tax positions is recognized as part of the provision for income taxes and is accrued beginning in the period that such interest would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Contingent Consideration
We recognized an earn-out liability in connection with the November 2018 acquisition of HealthScape Advisors and Pareto Intelligence, which represented contingent consideration.
The initial fair value of the earn-out liability was determined by employing a Monte-Carlo simulation model. The underlying simulated variable was adjusted revenue discounted by the market price of risk embedded in the revenue metrics. The revenue volatility estimate was based on a study of historical asset volatility and implied volatility for a set of comparable public companies, adjusted by our operating leverage. The earn-out payments were calculated based on simulated revenue metrics and payment thresholds as set forth in the HealthScape Advisors and Pareto Intelligence purchase agreement. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
calculated payments were further discounted back to present value using cost of debt reflecting our credit risk. The fair value of the earn-out liability at each reporting date subsequent to the acquisition was measured using a probability weighted approach. Any change in fair value was recognized in the consolidated statements of operations and comprehensive (loss) income.
In connection with the Merger, we recognized a holdback liability, which represented contingent consideration. See Note 4. Acquisitions for additional information. The initial fair value of the holdback liabilities and at each subsequent reporting date was measured using a probability weighted approach. Any change in fair value was recognized in the consolidated statements of operations and comprehensive (loss) income.
During the year ended December 31, 2021, we made a final payment of $13.1 million related to the holdback liability and a $7.5 million final payment related to the earn-out liability due to HealthScape Advisors.
The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the year ended December 31, 2021:

(in thousands)
Balance at December 31, 2020	$20,538
Payments against the earn-out liabilities	(7,500)
Payments against the holdback liabilities	(13,134)
Change in fair value of earn-out liabilities	96
Balance at December 31, 2021	$—

The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the year ended December 31, 2020:

(in thousands)
Balance at December 31, 2019	$43,175
Payments against the earn-out liabilities	(11,867)
Change in fair value of the holdback liabilities	10,329
Change in fair value of the earn-out liabilities	(21,099)
Balance at December 31, 2020	$20,538
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,			Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands, except share and per share data)	2021		2020	(Successor)	(Predecessor)
Net income (loss) attributable to common shareholders
Net income (loss) from continuing operations	$(9,978)		$(6,498)	$(16,899)	$4,345
Net income (loss) from discontinued operations	—		36	73	(696)
Net income (loss) attributable to common shareholders	$(9,978)		$(6,462)	$(16,826)	$3,649
Weighted-average common shares outstanding:
Basic	67,695,030		61,321,424	35,821,422	1,431,305
Diluted	—		—	—	112,469
Dilutive impact of stock awards outstanding	67,695,030	67,695,030	61,321,424	35,821,422	1,543,774
Income (Loss) per share:
Basic
Continuing operations	$(0.15)		$(0.11)	$(0.47)	$3.04
Discontinued operations	—		—	—	(0.49)
Net income (loss) per common share	$(0.15)		$(0.11)	$(0.47)	$2.55
Diluted
Continuing operations	$(0.15)		$(0.11)	$(0.47)	$2.81
Discontinued operations	—		—	—	(0.49)
Net income (loss) per common share	$(0.15)		$(0.11)	$(0.47)	$2.32
For the year ended December 31, 2021 and 2020, 5,790,440 and 5,621,364 of potentially dilutive share-based awards outstanding, respectively, were excluded from the computation of diluted net income (loss) related to common holders as their effect was anti-dilutive. There were no potentially dilutive share-based awards outstanding from the period from Inception to December 31, 2019 (Successor). See Note 11. Share-Based Compensation.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which amended the accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the guidance for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences as well as simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. We early adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Issued Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The guidance specifies that lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification will be based on criteria that are similar to those applied in current lease accounting, but without explicit bright lines. ASU 2016-02, as subsequently amended for various technical issues, is effective for emerging growth companies following private company adoption dates in fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As of December 31, 2021, we have identified our arrangements that are within the scope of the new guidance and have evaluated our portfolio of leases, which is primarily comprised of operating real estate leases for our respective offices. We will elect the package of practical expedients under which we will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of the adoption and, upon adoption, will recognize the right-of-use lease assets and related lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
liabilities as of the adoption date using the modified retrospective approach. Prior period information will not be restated. Upon transition to the guidance as of the date of adoption, we expect to recognize approximately $21.0 million of operating lease liabilities on the consolidated balance sheet, with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities, as specified by the guidance. Further, we do not expect that the adoption of the guidance will have a material effect on the consolidated statements of operations or cash flows.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) (“ASU 2021-08”). The new guidance creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies Topic 606 to recognize and measure contract assets and contract liabilities on the acquisition date. Topic 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and liabilities it assumes at fair value on the acquisition date. This generally will result in companies recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date. This new guidance is effective for emerging growth companies following private business adoption dates, for the fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.
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
Technology Enabled Solutions
We help health plans grow membership and revenue as well as operate more effectively and efficiently. We also assist our clients in managing the compliance and administrative requirements imposed under government sponsored health plans. Our technology solutions are primarily delivered through a web-based customizable application. This application is used to identify, track, and administer contractual services, or benefits provided under a client’s plan to its Medicare and Medicaid beneficiaries. We also provide analytics over healthcare data to capture and assess gaps in risk documentation, quality, clinical care, and compliance. With our technology enabled solutions, we offer the following services:
•Health Plan Management provides technology-enabled plan administration services for government-sponsored health plans. Our service encompasses eligibility and enrollment processing, member services, premium billing, payment processing, reconciliation and other related services. In addition, we provide technology enabled services to manage supplemental benefits provided to members through their Medicare Advantage plans. Our services include benefit design and administration, member eligibility and engagement, analytics and reporting.
•Software Services provide additional services to our clients for ad hoc enhancements on their existing software solutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Data Analytics provide payment tools and data analytics to improve revenue accuracy and identify gaps in quality, clinical care and compliance. Increasingly we are combining these analytics capabilities with our Health Plan Management offerings.
•Supplemental Benefit Services include product fulfillment, as well as catalog development and product distribution.
Advisory Services
We provide Advisory Services that complement our technology enabled solutions, including sales and marketing strategies, provider network strategies, compliance, Star ratings, quality, clinical, pharmacy, analytics and risk adjustment.
Five-step approach
Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts that are within the scope of the standard, we perform the following five steps:
1) Identify the contract(s) with a customer
A contract with a customer exists when (i) we enter into an enforceable contract with the customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay. Our customary business practice is to enter into legally enforceable written contracts with our customers. The majority of our contracts are governed by a master agreement between us and the customer, which sets forth the general terms and conditions of any individual contract between the parties, which is then supplemented by any of the following: software as a service agreement, statement of work, project task orders, or purchase orders. The supplement specifies the different goods and services, the associated prices, and any additional terms for an individual contract. Multiple contracts with a single counterparty entered into at the same time are evaluated to determine if the contracts should be combined and accounted for as a single contract. Typical payment terms are net 30 days.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we must apply judgment to determine whether promised goods or services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.
No customer can take possession of our software in the ordinary course of business, nor is it feasible for a customer to contract with a third party to host the software or for a customer to host the software. Therefore, our license arrangements are accounted for as service obligations, rather than the transfer of intellectual property.
The Company is generally acting as a principal in each arrangement and, thus, recognizes revenue on a gross basis.
3) Determine the transaction price
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We assess the timing of transfer of goods and services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less, which is the case in most of our customer contracts. The primary purpose of our invoicing terms is not to receive or provide financing from or to customers. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration when it is required.
Typically, outside of our supplemental benefit products, we do not provide our customers with any right of return. We do not constrain the contract price as it is probable that there will not be a significant revenue reversal due to a return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4) Allocate the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct goods or services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, we must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. We allocate the variable amount to one or more distinct performance obligations or to one or more distinct services that forms a part of a single performance obligation, when the payment terms of the variable amount relate solely to our efforts to satisfy that distinct performance obligation and it results in an allocation that is consistent with the overall allocation objective of ASC 606. Where variable revenue exists in connection with providing a series of substantially similar services to our customers, we do not estimate variable revenue at the inception of a contract but recognize revenue as services are provided which typically aligns with billing. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP using an expected cost-plus-a-margin approach.
5) Recognize revenue when (or as) the entity satisfies a performance obligation
We satisfy performance obligations either over time or at a point in time depending on the nature of the underlying promise. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.
The following table summarizes the nature and pattern of revenue recognition for our most significant performance obligations:

Performance Obligation	Performance Obligation Description	Measure of Progress
Health Plan Management
Health Plan Support Services
We provide administration support services to government sponsored plans using our proprietary technology. Those administrative services include eligibility and enrollment processing, member services, premium billing, payment processing, reconciliation and other related services. The services are provided throughout the duration of the contract which can be annual or multi-year.

The performance obligation falls under the series guidance.
Variable Fees recognized in the period to which it relates following the series allocation exception (i.e., the period we have the contractual right to the fee). Over time
Supplement Benefit Administration
We provide customized solutions using our proprietary technology to manage benefits provided to members through their Medicare Advantage plans, including benefit design and administration, member eligibility and engagement, end to end analytics and reporting. The service is provided throughout the agreed upon period.

The performance obligation falls under the series guidance.
Variable Fees recognized in the period to which it relates following the series allocation exception (i.e., the period we have the contractual right to the fee). Over Time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Obligation	Performance Obligation Description	Measure of Progress
Software Services
Software Solution	We provide our clients access to in house software solutions, which are generally marketed under annual and multi-year arrangements. The solution integrates with the client’s existing technology and the client has access to the software throughout the duration of the contract.

	The performance obligation falls under the series guidance.	Input method – fixed fees revenue is recognized ratably over the contract term based on time elapsed. Over Time
Development Services
We offer additional services to our clients for ad hoc enhancements on their existing software solutions.

The service is typically agreed upon on a standalone basis and provided over a set period of time that is usually less than a year.
Input method – revenue is recognized proportionally over the service based on service hours or number of hours worked. Over Time
Data Analytics
Shared Savings Analytics
We provide shared savings solutions that is derived from an evaluation of healthcare data, delivering insights to optimize outcomes, improve financial performance, and ensure compliance.

These contracts are multiyear arrangements.
Shared savings recognized on delivery of the report of potential cost savings. Point in Time
Data Validation
We offer an add-on administrational service where clients can opt to have their data inputted to government websites to recover identified savings.

The length of the service provided is based on the number of members to be processed.
Output method – revenue is recognized proportionally over the service based on number of members’ data processed for potential cost savings. Over Time
Subscription Software Access
We provide a stand ready solution that gives our clients access to an analytical tool that harmonizes third party, health plan, and clinical datasets, and applies analytic models to inform strategic product, pricing, and market decisions. These multi-year contracts allow the client to access the technology at any time to view the reports.

The performance obligation falls under the series guidance.
Input method – revenue is recognized as the number of runs are completed. Over Time
Access to a pre-determined number of data analytic assessments per year
We offer an alternative subscription service to have a predetermined number of data analytic assessment runs per year over a long-term contract. The contract specifies how many data analytic runs the client can access.

The performance obligation falls under the series guidance.
Input method – revenue is recognized as the number of runs are completed. Over Time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance Obligation	Performance Obligation Description	Measure of Progress
Supplemental Benefit Services
Supplemental Benefit Product Sales	This solution is provided on an annual contract and ships supplemental benefit products to client members. This is an end to end service starting with the order processing to shipment of the product.	Recognized upon shipment to members. Point in Time
Catalog Sales	We offer production and delivery of product formulary to client members.	Recognized upon shipment to members. Point in Time
Advisory Services
Consulting Services
We provide advisory services to the healthcare industry in various strategic and operational areas. Each individual engagement is a distinct service with a short duration and can be offered on a fixed fee or a time and materials basis.
Input method – revenue is recognized proportionally over the service based on hours. Input method – for fixed fee arrangements a percentage of completion measure is used. Over Time
Accounting Policy Elections and Practical Expedients
We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value-added) assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes.
We contract with customers to deliver and ship tangible products within the normal course of business, such as supplemental benefit products. The control of the products transfers to the customer, in most cases, free on board (FOB) shipping point. We have elected to use the practical expedient allowed under ASC 606 to account for shipping and handling activities that occur after the customer has obtained control of a promised good as fulfillment costs rather than as an additional promised service and, therefore, we do not allocate a portion of the transaction price to a shipping service obligation. We record as revenue any amounts billed to customers for shipping and handling costs and record as cost of revenue the actual shipping costs incurred.
In accordance with ASC 606, if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice (“right-to-invoice” practical expedient). We have elected to utilize this expedient on supplemental benefit products shipped and advisory services that are not based on a fixed fee.
Our standard contract terms allow for the reimbursement by a customer for certain travel expenses necessary to provide on-site services to the customer. Such reimbursed travel expenses are reported on a gross basis. Since such reimbursed travel expenses do not represent a distinct good or service nor incremental value provided to a customer, a performance obligation is deemed not to exist. Where the “right-to-invoice” practical expedient is being applied to variable consideration any client pass-thru charges related to the consulting services performance obligations are also treated under the “right-to-invoice” practical expedient.
Disaggregation of revenue
The following tables present disaggregated revenue by reporting segment:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	For the Year Ended December 31, 2021
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$160,021	$—	$160,021
Health Plan Management	93,150	—	93,150
Consulting Services	6,023	52,849	58,872
Software Services	13,766	128	13,894
Data Analytics	11,659	—	11,659
Total	$284,619	$52,977	$337,596

(in thousands)	For the Year Ended December 31, 2020
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$135,723	$—	$135,723
Health Plan Management	76,814	—	76,814
Consulting Services	4,754	41,578	46,332
Software Services	13,365	—	13,365
Data Analytics	10,680	—	10,680
Total	$241,336	$41,578	$282,914

	Period from Inception to December 31, 2019 (Successor)
(in thousands)	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$29,262	$—	$29,262
Health Plan Management	25,571	—	25,571
Consulting Services	1,701	13,885	15,586
Software Services	5,384	—	5,384
Data Analytics	4,612	—	4,612
Total	$66,530	$13,885	$80,415

	Period from January 1, 2019 to September 3, 2019 (Predecessor)
(in thousands)	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$48,293	$—	$48,293
Health Plan Management	45,245	—	45,245
Consulting Services	1,553	30,806	32,359
Software Services	6,366	—	6,366
Data Analytics	8,475	—	8,475
Total	$109,932	$30,806	$140,738
The revenue recognition pattern, point in time or over time, is consistent within all revenue categories with the exception of Data Analytics which includes revenue recognized on both a point in time and over time basis. The amount of point in time revenue within Data Analytics was $4.9 million, $3.8 million, $2.5 million and $4.6 million during the year ended December 31, 2021, the year ended December 31, 2020, period from Inception to December 31, 2019 (Successor) and period from January 1, 2019 to September 3, 2019 (Predecessor), respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances
The timing of our revenue recognition, invoicing, and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Accounts receivable includes unbilled receivable balances of $7.0 million and $16.0 million as of December 31, 2021, and December 31, 2020, respectively.
Deferred revenue represents payments received from our customers in advance of recognition of revenue. Deferred revenue that will be recognized during the succeeding 12 months is recognized as current deferred revenue and the remaining portion is recognized as non-current deferred revenue within Other long-term liabilities. Revenue recognized during the years ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $6.4 million and $7.4 million, respectively.
Assets Recognized from Costs to Obtain a Contract
Sales commission expenses that would not have occurred absent the customer contracts are considered incremental costs to obtain a contract. We have elected to take the practical expedient available to expense the incremental costs to obtain a contract as incurred when the expected benefit and amortization period is one year or less. Sales commission expenses are not material or have a period of benefit of one year or less and are therefore expensed as incurred in line with the practical expedient elected. All other costs to obtain a contract are not considered incremental and therefore are expensed as incurred.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
The timing and amount of revenue recognition for our remaining performance obligations are influenced by several factors and therefore the amount of remaining obligations may not be a meaningful indicator of future results. Total RPO equaled $9.8 million as of December 31, 2021, of which we expect to recognize approximately $4.2 million over the next 12 months. The remaining $5.6 million is expected to be recognized in fiscal years 2023, 2024, 2025, 2026, and 2027 by $5.2 million, $0.4 million, and $2.0 thousand, for each of the remaining periods, respectively.
Amounts above only include estimated revenues associated with contracts with customers with fixed pricing with original expected duration of more than one year. This specifically relates to our software solution performance obligation. We have elected not to disclose the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period for performance obligations with any of the following conditions: 1) the remaining performance obligation is part of a contract that has an original expected duration of one year or less; 2) the remaining performance obligation has variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series; 3) the remaining performance obligation has variable consideration that is considered constrained; or 4) the unsatisfied performance obligation falls under the right to invoice practical expedient.
NOTE 4. ACQUISITIONS
As discussed in Note 1. Business and Basis of Presentation, the Merger was consummated on September 4, 2019. The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805. We concluded that Cannes is the acquirer of Parent based on Cannes taking control of greater than 50% of the voting shares of Parent. Further, the business combination was effected primarily by transferring cash and Cannes was the entity that transferred cash to the selling shareholders. The acquisition allowed TPG to expand its investments in the healthcare industry, which is a core focus industry for TPG.
Consideration of approximately $702.1 million was exchanged for all of Parent’s outstanding stock and options. Under ASC 805, transaction costs of the acquirer are not included as a component of consideration transferred but are accounted as an expense in the period in which such costs are incurred, or, if related to the issuance of debt, capitalized as debt issuance costs. Acquisition related transaction costs incurred as part of a business combination can include estimated fees related to the issuance of long-term debt, underwriting fees, as well as advisory, legal and accounting fees.
Acquisition related fees of $14.1 million were paid by TPG on behalf of Convey. As a result, these fees have been pushed down and reflected as an expense in the period from Inception to December 31, 2019 (Successor). Debt issuance costs of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$6.1 million, in connection with the arrangement of debt financing to consummate the Merger, have been reported in the balance sheet as a direct deduction of the associated debt.
CHS incurred $23.0 million in transaction costs related to Parent’s advisors and transaction-based bonuses to Parent’s employees, which was included as part of the purchase consideration. Seller transaction expenses of $21.5 million were contingent on the consummation of the Merger and were recognized “on the line”, and, therefore are not reflected in the Predecessor or Successor statement of operations and comprehensive loss. Unrecognized compensation expenses of $4.1 million associated with stock options that vested upon consummation of the Merger and deferred financing costs of $3.1 million associated with the extinguishment of the Predecessor term loan and the revolving credit facility were also recognized “on the line.”
The following table summarizes the purchase consideration transferred in connection with the Merger and consists of the following:

(in thousands)
Cash consideration	$656,174
Contingent consideration payable to former owners and working capital payable	6,562
Equity rollover	39,327
Total consideration	$702,063
The fair value of the equity rollover consideration was calculated by valuing each share based on the per share common stock merger consideration.
Contingent consideration of $2.8 million was estimated to be paid to the sellers at the time of the acquisition. The initial fair value of the holdback liability was measured using a probability weighted approach.
The valuation of the assets acquired and liabilities assumed was based on fair values as of September 4, 2019, the closing date of the Merger. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various fair value estimates and analyses, including work performed by third-party valuation specialists.
The following table summarizes the acquisition date fair value of the allocation of the purchase consideration assigned to each major class of assets acquired and liabilities assumed as of September 4, 2019, the closing date of the Merger:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Preliminary allocation	Measurement period adjustments	Final allocation
(in thousands)
ASSETS ACQUIRED
Cash	$21,459	$—	$21,459
Accounts receivable	37,657	—	37,657
Inventories, net	1,633	—	1,633
Prepaid expenses and other current assets	8,100	—	8,100
Restricted cash	8,423	—	8,423
Property and equipment, net	17,588	—	17,588
Other assets, net	1,149	—	1,149
Total identifiable assets acquired	96,009	—	96,009
Fair value of intangible assets
Tradenames	27,300	—	27,300
Customer relationships	189,000	—	189,000
Technology	47,800	—	47,800
Total fair value of intangible assets acquired	264,100	—	264,100
Goodwill	455,006	200	455,206
Total Assets Acquired	$815,115	$200	$815,315
LIABILITIES ASSUMED
Accounts payable	$6,123	$—	$6,123
Deferred revenue	3,879	—	3,879
Accrued expenses	25,203		25,203
Capital lease obligations	595	—	595
Deferred taxes, net	29,595	200	29,795
Contingent consideration from prior acquisitions	40,371	—	40,371
Other long-term liabilities	7,286	—	7,286
Total Liabilities Assumed	$113,052	$200	$113,252
Total consideration transferred	$702,063	$—	$702,063
Due to a change in our tax estimate we made a measurement period adjustment of $0.2 million for the year ended December 31, 2020.
The preliminary value of net assets acquired and liabilities assumed of $247.1 million were recorded at their fair values. Measurement period adjustments were made which changed the net assets acquired and liabilities assumed to $246.9 million. Finite-lived intangible assets acquired of $264.1 million related to tradenames, customer relationships, and technology are being amortized on a straight-line basis, which best reflects the pattern of usage. We estimated the fair value of the identifiable intangible assets based upon a third-party valuation. The weighted average useful life of tradenames, customer relationships and technology at the time of acquisition was 19.7 years, 11 years and 10 years, respectively.
The tradenames and technology were valued using the relief from royalty method. Under this method a royalty rate is applied to the revenues associated with the respective trade name and technology to capture value associated with use of the intangible assets as if licensed. The resulting royalty savings are then discounted to present value at rates reflective of the risk and return expectations of the cash flows to derive their respective fair values as of the closing date of the Merger.
The customer relationships were valued utilizing the multi-period excess earnings method. Under this method, revenues, operating expenses and other costs were estimated in order to derive cash flows attributable to the customer relationships. The resulting cash flows were then discounted to present value at rates reflective of the risk and return expectations to arrive at the fair value of the customer relationship as of the closing date of the Merger.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of property and equipment acquired was determined using the cost approach. The market approach was also utilized for assets with active secondary markets.
The fair value of the deferred revenue was estimated based on the costs to satisfy our remaining obligations, plus a reasonable profit considering the mark-up that a third-party market participant would charge to service the deferred revenue.
Contingent consideration from prior acquisitions was fair valued based on a probability weighted assessment.
Goodwill of $455.2 million as of December 31, 2020, represents the excess of cost over the fair value of net tangible assets and finite-lived intangible assets acquired and it is not deductible for income tax purposes. The goodwill is attributable to the general reputation of the business and the collective experience of management and employees. Goodwill of $88.9 million, $190.2 million, $138.2 million and $37.9 million was assigned to the Advanced Plan Administration, Supplemental Benefits Administration, Value Based Payment Assurance and Advisory Services reporting units, respectively, based on expected benefits from the combination as of the Merger date. See Note 7. Intangibles Assets and Goodwill.
Unaudited Supplemental Pro Forma Information
The pro forma results presented below include the effects of the Merger as if it had occurred on January 1, 2019. The pro forma results for the year ended December 31, 2019 includes (i) the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting, (ii) the additional amortization of the estimated adjustment to decrease the assumed deferred revenue obligations to fair value that would have been charged assuming the acquisition occurred on January 1, 2019, together with the consequential tax effects. The pro forma results also include interest expense associated with debt used to fund the acquisitions and adjustments to exclude interest expense from debt extinguished in the Merger. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The pro forma information does not purport to be indicative of what our results of operations would have been if the Merger had in fact occurred at the beginning of the period presented and is not intended to be a projection of our future results of operations. Transaction expenses are included within the pro forma results.
The unaudited pro forma combined results, which assumes the Merger was completed on January 1, 2019 are as follows for the year ended December 31, 2019:

(in thousands)	Revenue	Net Loss
2019 supplemental pro forma from January 1, 2019 through December 31, 2019	$220,993	$(20,815)
NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Prepaid expenses and other advances	$6,904	$4,272
Software licenses	2,547	1,492
Insurance	1,271	852
Inventory purchase advances	23	2,206
Cloud computing subscription & implementation costs	4,841	1,986
Tenant facility lease allowances	—	789
Deferred IPO costs	—	446
Other current assets	983	3,177
Total prepaid expenses and other current assets	$16,569	$15,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	Estimated Life (in years)	December 31, 2021	December 31, 2020
Office and computer equipment	3 – 8 years	$14,442	$10,383
Leasehold improvements	Up to 10 years	10,503	10,572
Furniture and fixtures	2 – 8 years	4,054	3,794
Software	3 years	2,277	1,486
		31,276	26,235
Less: accumulated depreciation		(10,876)	(5,568)
Property and equipment, net		$20,400	$20,667
Depreciation expense for the year ended December 31, 2021, the year ended December 31, 2020, period from Inception to December 31,2019 (Successor) and period from January 1, 2019 to September 3, 2019 (Predecessor), totaled $5.6 million, $4.2 million, $1.4 million and $2.1 million, respectively.
We lease various equipment and software under capital leases. The depreciation expense associated with the assets under capital leases for the year ended December 31, 2021, the year ended December 31, 2020, period from Inception to December 31,2019 (Successor) and period from January 1, 2019 to September 3, 2019 (Predecessor), totaled $0.4 million, $0.1 million, $0.03 million and $0.02 million, respectively. Assets held under capital leases are included in property and equipment as follows:

(in thousands)	December 31, 2021	December 31, 2020
Office and computer equipment	$1,682	$1,682
Less: accumulated depreciation	(656)	(192)
Total financing leases included in property and equipment	$1,026	$1,490
NOTE 7. INTANGIBLE ASSETS AND GOODWILL
The activity for goodwill as of December 31, 2021 is as follows:

(in thousands)
Balance at December 31, 2020	455,206
Measurement period adjustments	—
Acquisitions	—
Impairment	—
Balance at December 31, 2021	$455,206
The carrying amount of goodwill by reporting unit as of December 31, 2021, and December 31, 2020 was $88.9 million for Advanced Plan Administration, $190.1 million for Supplemental Benefits Administration, $138.2 million for Value Based Payment Assurance and $38.0 million for Advisory Services, for each period.
The goodwill allocated to the Technology Enabled Solutions and Advisory Services reportable segments is $417.3 million and $37.9 million, respectively as of December 31, 2021. Goodwill is assessed for impairment on an annual basis and on an interim basis when indicators of impairment exist. On October 1, 2021, we completed our annual goodwill impairment test, based on a quantitative assessment, and determined there was no impairment. There were no indicators of impairment as of December 31, 2021.
The carrying value of identifiable intangible assets consisted of the following as of December 31, 2021:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(3,395)	$23,905
Customer relationships	189,000	(40,091)	148,909
Technology	47,800	(11,153)	36,647
Capitalized software development costs	12,454	(1,901)	10,553
Total intangible assets	$276,554	$(56,540)	$220,014
The carrying value of identifiable intangible assets consisted of the following as of December 31, 2020:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(1,940)	$25,360
Customer relationships	189,000	(22,909)	166,091
Technology	47,800	(6,373)	41,427
Capitalized software development costs	6,405	(441)	5,964
Total intangible assets	$270,505	$(31,663)	$238,842
Amortization expense for Trade names, Customer relationships and Technology for the years ended December 31, 2021, and 2020, totaled $23.4 million for each period. For the period from Inception to December 31, 2019 (Successor) and period from January 1, 2019 to September 3, 2019 (Predecessor), amortization expense for Trade names, Customer relationships and Technology was $7.8 million and $10.6 million, respectively.
Amortization expense for Capitalized software development costs for the years ended December 31, 2021, and 2020, totaled $1.5 million and $0.4 million, respectively. For the period from January 1, 2019 to September 3, 2019 (Predecessor), the amortization expense for Capitalized software development costs was $0.7 million. For the period from Inception to December 31,2019 (Successor), amortization expense was immaterial.
We expect to recognize amortization of all intangible assets over a weighted average period of 9.13 years with no expected residual values. These charges are classified as operating expenses in the consolidated statements of operations and comprehensive (loss) income. Expected future amortization expense consists of the following for each of the following years ended December 31:

(in thousands)
2022	$25,117
2023	24,784
2024	24,101
2025	23,462
2026	23,344
Thereafter	99,206
Total	$220,014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. ACCRUED EXPENSES
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2021	December 31, 2020
Contingent consideration	$—	$20,538
Incentive bonus	15,214	12,198
Employee related	11,154	11,065
Sales and use tax	6,865	7,469
Rebates	4,276	3,822
Accrued interest	637	2,794
Accrued professional fees	7,046	6,389
Other	3,366	2,884
Total accrued expenses	$48,558	$67,159
NOTE 9. CREDIT FACILITY
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
See Note 19. Subsequent Events, for additional information
Covenants
The Credit Agreement includes negative covenants that, subject to certain exceptions and limitations, restrict the ability of CHS and its restricted subsidiaries to, among other things: incur liens; incur debt; make investments or loans; engage in mergers, acquisitions and asset sales; declare dividends or other distributions, redeem or repurchase equity interests or make other restricted payments; alter the businesses CHS and its restricted subsidiaries conduct; enter into agreements restricting distributions by CHS’s restricted subsidiaries; modify certain terms of certain junior indebtedness; and engage in certain transactions with affiliates.
In addition, the Credit Facility contains a financial covenant that requires us to maintain as of the last day of each period of four consecutive quarters of the Company, a First Lien Net Leverage Ratio not to exceed 7.4 to 1.0 if, as of the last day of any fiscal quarter of the Company, there are outstanding revolving loans and letters of credit (excluding (i) undrawn letters of credit in an aggregate face amount up to $10.0 million and (ii) letters of credit (whether drawn or undrawn) to the extent reimbursed, cash collateralized or backstopped on terms reasonably acceptable to the applicable issuing bank on or prior to the date that is three business days following the end of the applicable period of four consecutive fiscal quarters of CHS in an aggregate principal amount exceeding 35% of the aggregate principal amount of the Revolving Facility at such time. The financial covenant is subject to equity cure rights and may be amended or waived with the consent of the lenders holding a majority of the commitments under the Revolving Facility.
We were in compliance with our debt covenants at December 31, 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Extinguishment of Debt
On June 18, 2021, $131.5 million from the IPO proceeds (see Note 1. Business and Basis of Presentation) were used to repay the principal balance, accrued but unpaid interest, and prepayment premium under the Credit Agreement. The 2020 Incremental Term Loan and the 2021 Incremental Term Loan were repaid in full and the remainder of the proceeds were used to repay a portion of the Term Facility. The prepayment for the Term Facility was applied to the remaining scheduled installments of principal and as a result of the prepayment, no additional scheduled installments of principal are required. The Company recorded a loss on extinguishment of debt of $5.0 million. The loss consisted of $3.4 million for unamortized deferred financing costs and $1.6 million for prepayment premiums.
Other Information
As of December 31, 2021, and December 31, 2020, unamortized deferred financing costs for the Term Loans totaled $3.0 million and $5.2 million, respectively. Amortization of deferred financing costs for the years ended December 31, 2021, and 2020, totaled $0.9 million for each period. From Inception to December 31, 2019 (Successor) and from January 1 to September 4, 2019 (Predecessor) amortization of deferred financing costs totaled $0.2 million and $0.3 million, respectively.
As of December 31, 2021 and December 31, 2020, unamortized deferred financing costs associated with the Revolving Facility totaled $0.5 million and $0.7 million, respectively, and were included in Other assets in the consolidated balance sheets. Amortization of deferred financing costs was approximately $0.2 million for each of the years ended December 31, 2021, and 2020. From Inception to December 31, 2019 (Successor) and from January 1 to September 4, 2019 (Predecessor) amortization of deferred financing costs totaled $0.1 million for each period.
Amortization of deferred financing costs is included within Interest expense in the consolidated statement of operations and comprehensive income (loss).
For the years ended December 31, 2021, and 2020, the average interest rate for the Term Facility was 6.1% and 6.5%, respectively. As of December 31, 2021, and December 31, 2020, the aggregate principal balance was $192.6 million and $222.2 million, respectively.
For the year ended December 31, 2021, the average interest rate for the 2020 Incremental Term Loan was 10.0%. As of December 31, 2020, the aggregated principal balance was $24.8 million.
For the year ended December 31, 2021, the average interest rate for the 2021 Incremental Term Loan was 7.0%.
For the years ended December 31, 2021, and 2020, the average interest rate for the Revolving Facility was 2.75% for each period. As of December 31, 2021, and December 31, 2020, the available balance was $39.4 million and $39.5 million, respectively. On January 23, 2020, we established an irrevocable transferable letter of credit (“LOC”) in the favor of a lessor totaling $0.5 million. The LOC expired on January 31, 2021, however, per the terms of the agreement, the LOC automatically extends for a one year period upon the expiration date and each anniversary thereafter, unless at least 60 days prior to such expiration date or anniversary written notice is provided that we elect not to extend the LOC. The LOC was automatically extended for a one year period on January 31, 2021.
Debt consists of the following as of December 31, 2021, and December 31, 2020:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	December 31, 2021	December 31, 2020
Term loans	$192,631	$246,999
Less: deferred financing costs	(2,988)	(5,209)
Term loans, net of deferred financing costs	189,643	241,790
Less: current portion	—	(2,500)
	$189,643	$239,290
Debt Maturities Schedule

The required principal payments for Term Loans for each of the five years and thereafter following the balance sheet date are as follows:

(in thousands)
2022	$—
2023	—
2024	—
2025	—
2026	192,631
Total	$192,631
NOTE 10. SHAREHOLDERS’ EQUITY
As of December 31, 2021, we are authorized to issue 500,000,000 shares of common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. See Note 1. Business and Basis of Presentation for additional information related to the Stock Split and IPO.
In February 2021, our Board, through a unanimous written consent, adopted a written resolution declaring a special dividend of $1.18 per share of common stock totaling $74.5 million in cash (“Special Dividend”) ultimately to be distributed to the shareholders of Convey. Of the Special Dividend, $72.2 million was paid to existing shareholders and $2.3 million was paid to outstanding and vested stock option holders. The Special Dividend was paid out during the year ended December 31, 2021.
NOTE 11. SHARE-BASED COMPENSATION
On September 4, 2019, our Board adopted the Cannes Holding Parent, Inc. 2019 Equity Incentive Plan (the “2019 Equity Plan”). The 2019 Equity Plan was terminated and replaced and superseded by the 2021 Plan (as defined below) on the effective date of the 2021 Plan and no further grant of awards under the 2019 Equity Plan have been made since such effective date. Outstanding awards granted under the 2019 Equity Plan remain in effect pursuant to their terms.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the total share-based compensation expense included in the consolidated statements of operations and comprehensive income (loss):

	For the Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)	2021	2020	(Successor)	(Predecessor)
Selling, general and administrative	$4,380	$6,682	$—	$300
Total stock-based compensation expense	$4,380	$6,682	$—	$300
The estimated income tax benefit of stock-based compensation expense included in the provision for income taxes is approximately $2.1 million, $1.9 million, and $0.08 million for the year ended December 31, 2021, the year ended December 31, 2020, and period from Inception to December 31, 2019 (Successor), respectively. There was no income tax benefit for the period from January 1, 2019 to September 3, 2019 (Predecessor).
During the years ended December 31, 2021, and 2020, cash received upon exercise under all share-based compensation arrangements totaled $1.4 million and $0, respectively.
Stock Option Modification
On February 15, 2021, our Board approved a stock option award modification (the “Modification”) whereby the exercise price of certain previously granted and still outstanding unvested stock option awards held by current employees and certain executives were reduced by $1.18 per award, which represented the cash payment made for the vested awards as part of the Special Dividend. No other terms of the repriced stock options were modified, and the modified stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the Modification, 3,653,837 unvested stock options outstanding with an original exercise price of $7.94 were modified.
There was no incremental stock-based compensation expense as there was no incremental fair value generated as a result of the Modification.
Stock Option Grants
Stock option activity and information about stock options outstanding are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2019 (Successor)	—	$—	—
Granted	5,723,676	7.94
Exercised	—	—
Forfeited	(102,312)	7.94
Outstanding at December 31, 2020	5,621,364	$7.94	9.20
Granted	587,001	13.35
Exercised	(172,728)	7.86
Forfeited	(399,483)	8.78
Outstanding at December 31, 2021	5,636,154	$7.68	8.29
Vested or expect to vest as of December 31, 2021	5,636,154	$7.68	8.29
Vested and Exercisable as of December 31, 2021	2,729,741	$7.56	8.17
The stock options are equity-based awards and their aggregate intrinsic value outstanding and exercisable at December 31, 2021, was $2.2 million. The weighted average fair value of options granted in 2021 was $4.60.
As of December 31, 2021, there was approximately $10.4 million total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.38 years.
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

	2021 Grants	2020 Grants
Expected term (years)	5.00 to 6.24	5.85 to 6.10
Expected volatility	45% to 60%	50% to 55%
Risk free interest rate	0.66% to 1.11%	0.36% to 0.95%
Expected dividend yield	—%	—%
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
Restricted Stock Units
Activity and information about non-vested RSUs outstanding are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	207,081	2,661
Vested	(8,152)	(75)
Forfeited	(44,643)	(580)
Outstanding at December 31, 2021	154,286	$2,006
One RSU gives the right to one share of the Company’s common stock. RSUs that vest based on service are measured based on the fair value of the underlying stock on the date of grant. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.
As of December 31, 2021, there was approximately $1.8 million total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.46 years.
Long-Term Incentive Awards
In March 2020, Convey issued fifty-six (56) Long-Term Incentive (LTI) awards with a total grant-date fair value of $1.1 million to employees. These awards vest upon satisfaction of the performance condition as determined by our Board at its sole discretion, subject to the participants continued employment or service. The performance condition is satisfied by TPG meeting a certain multiple-of-money return, on a scale, prior to or upon (i) TPG in the aggregate beneficially owning less than 20% of the voting equity securities of the Company or (ii) the date on which a change in control occurs. The awards contain a market condition with an implicit performance condition. No awards have vested as of December 31, 2021, as such events did not occur during the year ended December 31, 2021. No awards have been granted or cancelled during the year ended December 31, 2021. The awards do not expire. On the date the performance condition is met, any unvested awards will be forfeited.

LTI Awards
Outstanding at December 31, 2019 (Successor)	—
Granted	56
Forfeited	(2)
Outstanding as of December 31, 2020	54
Forfeited	(11)
Outstanding as of December 31, 2021	43
Settlement of the award can be made, as determined by the Board of Directors at its sole discretion, (i) in cash, (ii) common stock, or (iii) in other property acceptable to the Board of Directors. The LTIs are treated as liability-based awards under ASC Topic 718, Compensation — Stock Compensation, (“ASC 718”) and the Company shall recognize compensation expense for the LTIs upon the liquidity event occurring.

The fair value of the LTI awards granted during 2020 were estimated on the date of the grant using the Monte-Carlo Simulation analysis based on the following assumptions:

Expected term (years)	2.25 to 4.25
Expected volatility	60%
Risk free interest rate	0.15% to 0.23%
Expected dividend yield	—

Prior to our IPO, there was no active external or internal market for our common shares. Thus, it was not possible to estimate the expected volatility of our share price in estimating the fair value of the LTI awards granted in 2020. Accordingly, as a substitute for such volatility, we used the historical volatility of the common stock of other companies in the same industry over a period of time commensurate with the expected term of the LTI awards. The expected term for LTI awards granted is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimated based on our expectation for a change of control event. Management had estimated the risk-free interest rate based on U.S. Treasury note rates for the expected term.
NOTE 12. EMPLOYEE SAVINGS PLAN
We offer our employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of the Board of Directors, we may elect to make matching or other contributions into the savings plan. We made matching contributions of $2.0 million and $1.9 million, for the years ended December 31, 2021, and 2020, respectively, and $0.4 million and $0.9 million for the period from Inception through December 31, 2019 (Successor) and the period from January 1, 2019 through September 3, 2019 (Predecessor), respectively, to our employee savings plan, which is included within Selling, general and administrative expenses, Cost of services and Cost of products in the consolidated statement of operations and comprehensive income (loss).
NOTE 13. TAXES
Income tax expense (benefit) from continuing operations is summarized as follows:

	Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
(in thousands)
Pre-tax (loss) income
Domestic	$(10,856)	$(8,524)	$(17,968)	$(19,033)
Foreign	259	122	211	90
Total pre-tax loss	(10,597)	(8,402)	(17,757)	(18,943)
Current tax benefit (expense):
Federal	(36)	—	—	—
State	222	(689)	(78)	(3)
Foreign	(136)	(303)	(9)	(17)
Total Current tax benefit (expense)	50	(992)	(87)	(20)
Deferred tax benefit:
Federal	631	2,342	765	16,119
State	(62)	554	180	7,189
Foreign	—	—	—	—
Total deferred tax benefit	569	2,896	945	23,308
Total tax benefit (expense):
Federal	595	2,342	765	16,119
State	160	(135)	102	7,186
Foreign	(136)	(303)	(9)	(17)
Total benefit for taxes on income	$619	$1,904	$858	$23,288
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for the years prior to 2018. With few exceptions, we are no longer subject to state income tax examinations for the years prior to 2018. At December 31, 2021, there are no income tax examinations currently in process in the U.S. jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our subsidiary, Convey Health Solutions Philippines, Inc. (“CHSP”), is subject to income taxes in the Philippines at a favorable rate due to certain tax incentives afforded to our subsidiary by the Philippine Economic Zone Authority. At December 31, 2021, our subsidiary is under examination by the Bureau of Internal Revenue for the year 2014.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes were as follows:

	December 31, 2021	December 31, 2020
(in thousands)
Deferred Tax Assets:
Net operating loss carry forward	$12,247	$13,997
General business credits	4,173	4,078
Accrued compensation	1,545	5,921
Stock-based compensation	2,132	1,870
Foreign tax credit	—	268
Deferred revenue	66	260
Allowance for refunds, claim denials and returns	20	171
Accrued liabilities	2,153	1,707
Intangible assets	603	648
Deferred rent	239	367
Accrued Taxes	2,654	3,264
Interest expense	4,186	—
Tenant Improvement Allowance	1,225	1,431
Uniform Capitalization	110	532
Director and officer prior act liability insurance policy	1,790	—
Other	266	121
Total deferred tax assets, net	$33,409	$34,635
Deferred tax liabilities:
Identifiable Intangible assets	$(47,660)	$(50,827)
Property and equipment	(5,382)	(5,687)
Software development costs	(2,984)	(1,669)
Change in Fair Value on Contingent liability	(3,018)	(3,013)
Prepaids	(357)	—
Total deferred tax liabilities	$(59,401)	$(61,196)
Net deferred tax liability	$(25,992)	$(26,561)
The total of all deferred tax assets is $33.4 million and $34.6 million as of December 31, 2021 and 2020, respectively. The total of all deferred tax liabilities is $59.4 million and $61.2 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had no unrecognized tax benefits.
As a result of the Merger, an analysis was completed in accordance with Internal Revenue Code Section 382 (“Section 382”) to determine the limitations associated with our use of preexisting Net Operating Loss (“NOL”) carryforwards in future periods. The annual limitation is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date and the effect of any subsequent ownership changes, if any. We retained a third party to complete the required Section 382 analysis who determined that at September 4, 2019 approximately $66.9 million of the NOL carryforwards will be available to future tax periods in varying increments annually. As of December 31, 2021, we had $43.3 million of federal NOL carryforwards of which $0.7 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
begin to expire between 2023 and 2026 and the remaining $42.6 million has an indefinite carryforward period. The remaining NOLs will be limited to 80% of taxable income in accordance with the Tax Cut and Jobs Act. As of December 31, 2021, we had $41.4 million of combined NOL carryforwards in various states which will begin to expire in 2023.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Consequently, we have filed NOL carryback claims for the years 2016 and 2017. Furthermore, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Internal Revenue Code Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increases the allowable interest expense deduction and results in significantly less taxable income for the year-ended 2020, resulting in less utilization of net operating losses in that year. As a result of the CARES Act, it is anticipated that we will fully utilize all interest expense that was deferred with no additional disallowed interest expense in 2020. Finally, the CARES Act included a retroactive technical correction as if it were included in the Tax Cuts and Jobs Act originally. The CARES Act permits Qualified Improvement Property to qualify for 15-year depreciation and therefore also be eligible for 100 percent first-year bonus depreciation.
A reconciliation of the provision for income taxes at the federal statutory rate compared to the effective tax rate is as follows:

	Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
(in thousands)
Income tax expense at the statutory rate	$2,225	$1,764	$3,729	$3,978
Increase in income taxes resulting from:
Foreign Jurisdiction rate different than the statutory	(82)	(277)	35	2
State taxes, net of federal	30	(159)	242	5,837
Loss on Extinguishment of Debt	—	—	—	654
Transaction bonuses deduction for tax not for book	—	—	—	2,713
Tax credits	187	272	(71)	72
Option Holder Compensation	486	—	—	9,300
Non-Deductible Compensation for Covered Employees	(880)	—	—	—
Write off of Excess DTA related to Stock Option Exercise	(120)	—	—	—
Buyer Transaction Costs not Deductible for Tax	—	—	(2,953)	—
70% Success based deductible transaction Costs	—	—	—	1,185
Prior Year Adjustments	—	—	—	(170)
Carryback Due To CARES Act	—	154	—	—
Fair value contingency	608	375	—	—
Disallowed Fringe Benefits	(149)	(140)	(43)	(59)
FTC - Expiration	(268)	—	—	—
NOL Carryforward Adjustment - Amended 2019 Tax Return	(1,369)	—	—	—
Other	(49)	(85)	(81)	(224)
Income tax benefit	$619	$1,904	$858	$23,288
NOTE 14. TRANSACTION RELATED COSTS
The following table represents the components of Transaction related costs as reported in the consolidated statements of operations and comprehensive income (loss):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)	2021	2020	(Successor)	(Predecessor)
Mergers and acquisitions related costs	$3,093	$1,526	14,784	2,511
Public company readiness costs	2,801	2,423	—	—
Total	$5,894	$3,949	14,784	2,511
NOTE 15. COMMITMENTS AND CONTINGENCIES
Leases
We lease office space, warehouse and distribution space, and equipment under non-cancelable operating and capital leases expiring at various dates through 2029. Lease terms generally range from two to seven years. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period. Certain of these leases contain rent concessions and payment escalations, in which case rent expense, including the impact of the concessions and/or escalations, is recognized on a straight-line basis over the term of the lease.
Rent expense under all operating leases was approximately $8.4 million, $8.0 million, $2.5 million and $5.3 million for the year ended December 31, 2021, the year ended December 31, 2020, period from Inception through December 31, 2019 (Successor) and period from January 1, 2019 through September 3, 2019 (Predecessor), respectively.
The remaining aggregate commitment for lease payments under the operating lease for the facilities as of December 31, 2021 are as follows:

(in thousands)	Capital Leases	Operating Leases
2022	$529	$8,762
2023	351	7,993
2024	122	7,136
2025	82	4,852
2026	—	2,951
Thereafter	—	6,220
Total	$1,084	$37,914
Less: amounts representing interest	$58
Net present value of capital lease obligations	$1,026
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
Inventory Purchases
As of December 31, 2021 and December 31, 2020, we have contractual commitments to purchase inventory from certain manufacturers totaling $5.2 million and $6.5 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
ASC Topic 450, Contingencies, (“ASC 450”) requires an estimated loss to be accrued by a charge to income if it is probable that a liability has been incurred at the date of the financial statements and the amount of the liability can be reasonably estimated. We recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $6.9 million and $7.5 million at December 31, 2021, and December 31, 2020, respectively. These are included in accrued liabilities in our consolidated balance sheets.
NOTE 16. RELATED PARTY TRANSACTIONS
TPG Management Service Agreement
On September 4, 2019, in connection with the Merger, we entered into a management services agreement (“MSA”) with TPG. Under the MSA, TPG agreed to provide certain financial, strategic advisory services, and consulting services in exchange for (i) reimbursement of certain expenses incurred by TPG and (ii) an aggregate annual retainer fee of 1% based on our previous year’s consolidated EBITDA determined by Convey’s Board of Directors. Additional services may be provided in exchange for the fees structured within the MSA. During the year ended December 31, 2021, the year ended December 31, 2020, the period from Inception through December 31, 2019 (Successor) and period from January 1, 2019 through September 3, 2019 (Predecessor), we paid management and consulting fees of $0.2 million, $0.6 million, $0.2 million, and $0, respectively. Also, during the years ended December 31, 2021, and 2020, we paid TPG a fee of $1.2 million, and $0.3 million for services provided in connection with establishing: (i) the 2021 Incremental Term Loan and the July 2021 amendment to the Credit Agreement and (ii) the 2020 Incremental Term Loan, respectively. No payment was made during the period from Inception through December 31, 2019 (Successor) and the period from January 1, 2019 through September 3, 2019 (Predecessor).
In the event the MSA is terminated by an IPO or business combination and TPG continues to hold at least 10% of equity of the Company upon closing of such transaction, we are required to pay TPG the net present value of the remaining portion of management and consulting fees that would have been incurred until three years after the date of such termination, as well as certain other expenses of TPG. In connection with the IPO completed in June 2021, we paid TPG a $2.3 million termination fee. The termination fee is included within Selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). There was no amount payable to TPG as of December 31, 2021, or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EIR Partners Consulting Agreement
We have a Consulting Agreement with EIR Partners, LLC (“EIR”), a former member of the Company’s Board of Directors, and a current shareholder. Under the terms of the Consulting Agreement, EIR provides consulting services for the purpose of analyzing and reviewing potential sellers in the marketplace for the benefit of the Company as agreed to from time-to-time. As compensation for service, the Company remits to EIR $10 thousand monthly, plus reasonable out-of-pocket expenses incurred in the performance of the duties under the Consulting Agreement. The Consulting Agreement may be terminated by either party upon providing 10 days advance written notice and unless terminated, automatically renews for additional terms of one year. For the year ended December 31, 2021, the year ended December 31, 2020, and the period from January 1, 2019 through September 3, 2019 (Predecessor), $0.1 million were paid for each period. For the period from Inception through December 31, 2019 (Successor), payment was immaterial. The Consulting Agreement is still active with the Company.
New Mountain Capital Advisory Agreement
On October 5, 2016, the Predecessor entered into an arrangement with New Mountain Capital, L.L.C. (“NMC”) to which NMC agreed to provide certain advisory services. Under the arrangement, we incurred management and consulting fees of $0.1 million from January 1, 2019 to September 3, 2019 (Predecessor). The arrangement terminated September 4, 2019, upon the Merger.
NOTE 17. DISCONTINUED OPERATIONS
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
The operating results of our discontinued operations through the date of abandonment are as follows:

	Year Ended December 31, 2020	Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)		(Successor)	(Predecessor)
Major line items constituting income from discontinued operations
Service revenue	$50	$98	$3,301
Cost of services	—	5	2,550
Selling, general and administrative	—	(8)	1,718
Income (loss) from discontinued operations before provision for income taxes	50	101	(967)
Provision expense (benefit) for income taxes	14	28	(271)
Income (loss) from discontinued operations, net of tax	$36	$73	$(696)
There were no assets or liabilities related to discontinued operations as of December 31, 2021, or December 31, 2020.
Supplemental cash flow information and adjustments to reconcile net (loss) income to net cash flow from operating activities for discontinued operations on the BPO unit are below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2020	Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
(in thousands)		(Successor)	(Predecessor)
Operating activities:
Net income (loss) from discontinued operations	$36	$73	$(696)
Decrease in accounts receivable	$43	$—	$2,808
Decrease in deferred revenue	$—	$—	$(64)
There were no other significant operating or investing non-cash items for the year ended December 31, 2020, period from Inception through December 31, 2019 (Successor) and period from January 1, 2019 through September 3, 2019 (Predecessor).
No interest was allocated to discontinued operations as there was no associated debt with the BPO unit during the year ended December 31, 2020, period from Inception through December 31, 2019 (Successor) and period from January 1, 2019 through September 3, 2019 (Predecessor).
NOTE 18. SEGMENT INFORMATION
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
Information by Segment
We present reportable segment revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is the financial measure by which management and the CODM group allocate resources and analyze the performance of the reportable segments.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, change in fair value of contingent consideration, COVID-19 cost impacts, consultant lower utilization due to COVID-19, sales and use tax, non-cash stock compensation, transaction related costs, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as contract termination fees, management and board of directors fees, and arrangement fees paid to TPG in connection with obtaining the incremental term loans.
We do not report assets by reportable segment, as this metric is not used by the CODM group to allocate resources to the segments.
Presented in the tables below is revenue and Segment Adjusted EBITDA by reportable segment:

	For the Year Ended December 31, 2021
(in thousands)	Technology Enabled Solutions	Advisory Services
Revenue	$284,619	$52,977
Segment Adjusted EBITDA	$69,214	$16,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2020
(in thousands)	Technology Enabled Solutions	Advisory Services
Revenue	$241,336	$41,578
Segment Adjusted EBITDA	$66,043	$8,204

	Period from Inception to December 31, 2019 (Successor)
(in thousands)	Technology Enabled Solutions	Advisory Services
Revenue	$66,530	$13,885
Segment Adjusted EBITDA	$14,881	$1,445

	Period from January 1, 2019 to September 3, 2019 (Predecessor)
(in thousands)	Technology Enabled Solutions	Advisory Services
Revenue	$109,932	$30,806
Segment Adjusted EBITDA	$29,205	$6,073

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a reconciliation of Segment Adjusted EBITDA to the consolidated U.S. GAAP net income (loss) from continuing operations:

(in thousands)	For the Years Ended December 31,		Period from Inception to December 31, 2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
Technology Enabled Solutions Segment Adjusted EBITDA	$69,214	$66,043	$14,881	$29,205
Advisory Services Segment Adjusted EBITDA	16,232	8,204	1,445	6,073
Total	$85,446	$74,247	$16,326	$35,278
Unallocated(1)	$(11,819)	$(9,024)	$(66)	$(3,595)
Adjustments to reconcile to U.S. GAAP net income (loss) from continuing operations
Depreciation and amortization	(30,480)	(28,032)	(9,188)	(13,359)
Interest, net	(17,294)	(18,853)	(5,762)	(6,213)
Income tax provision	619	1,904	858	23,288
Change in fair value of contingent consideration	96	10,770	—	(19,671)
Cost of COVID-19(2)	(3,827)	(10,174)	—	—
Consultant lower utilization due to COVID-19(3)	—	(2,062)	—	—
Sales and use tax	(2,569)	(8,194)	(1,906)	(3,133)
Non-cash stock compensation expense	(4,380)	(6,682)	—	(300)
Transaction related costs	(5,894)	(3,949)	(14,784)	(2,511)
Acquisition bonus expense – HealthScape and Pareto acquisition	(667)	(1,989)	(1,663)	(3,685)
Loss on extinguishment of debt	(5,015)	—	—	—
Director and officer prior act liability insurance policy(4)	(7,861)	—	—	—
Other(5)	(6,333)	(4,460)	(714)	(1,754)
Net income (loss) from continuing operations	$(9,978)	$(6,498)	$(16,899)	$4,345
_______________________
(1)Represents certain corporate costs associated with the executive compensation, legal, accounting, finance and other costs not specifically attributable to the segments.
(2)Expenses incurred due to the COVID-19 pandemic include the following: $0 and $3.2 million for early hire of employees due to social distancing and work at home protocols for the years ended December 31, 2021, and 2020, respectively; $2.3 million and $2.9 million for higher pricing from vendors due to supply chain disruptions, product shortages and increases in shipping costs for the years ended December 31, 2021, and 2020, respectively; $0.8 million and $2.8 million for higher employee costs due to hazard pay for our employees, enhanced sick pay due to illness and quarantine protocols for the years ended December 31, 2021, and 2020, respectively; $0.5 million and $0.7 million for COVID-19 training, overtime, temporary resources, and IT costs due to the change in the work environment for the years ended December 31, 2021 and 2020, respectively; and $0.2 million and $0.5 million for janitorial costs due to enhanced COVID-19 protocols for the years ended December 31, 2021 and 2020, respectively.
(3)Consultant lower utilization due to COVID-19 reflects the decreased productivity of the Advisory segment in connection with the COVID-19 pandemic. The average utilization for consultants in the Company’s Advisory Services segment declined during the COVID-19 pandemic as compared to pre-pandemic comparable periods. The utilization variance was multiplied by the average consultant cost to derive the cost absorbed by the Company. This change in utilization represents consultants’ idle time that otherwise would have been billed to clients if the consulting arrangements would have materialized. In addition, we chose not to reduce our headcount as we expected the lower utilization to be temporary in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)In connection with the IPO, we made a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021.
(5)These adjustments include individual adjustments related to legal fees associated with obtaining the incremental loans, contract termination costs assessed upon the early termination of a facility lease, severance costs incurred as a result of eliminating certain positions, management fees, management service agreement termination fee, certain revenue adjustments, professional fees incurred in the implementation of ASC 606, board of directors related fees, and consulting costs for the selection of our Enterprise Resource Planning solution.
NOTE 19. SUBSEQUENT EVENTS
Acquisition
On January 9, 2022, Convey’s indirect wholly-owned subsidiary, D-M-S Holdings Parent, LLC (f/k/a Dragon Holdings Parent, LLC), a Delaware limited liability company (“Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Briggs Medical Service Company, a Delaware corporation (“Seller”), and D-M-S Holdings, Inc., a Delaware corporation (“Target”), pursuant to which, on the terms and subject to the conditions set forth in the Purchase Agreement, Buyer has agreed to acquire from Seller all of the issued and outstanding capital stock of Target (the acquisition of such capital stock, the “Acquisition”). Target provides a diverse portfolio of health, wellness and diagnostic products centered on home based care outcomes, and the Company intends to leverage the Target’s supply chain and logistics expertise to get high quality products to members faster and at a lower cost.
Pursuant to the terms set forth in the Purchase Agreement, Buyer will pay to Seller cash (i) upon consummation of the Acquisition, in an aggregate amount equal to $77,500,000, subject to certain adjustments for, among other things, Target’s cash, indebtedness and net working capital (the “Closing Purchase Price”) and (ii) if the Target achieves certain amounts of net revenue in calendar year 2022, up to an additional $15,000,000. A portion of the Closing Purchase Price will be deposited into an escrow account to be held by an escrow agent and released to Buyer or Seller, as applicable, following the final determination of any purchase price adjustment.
In connection with the Purchase Agreement, Buyer, as a wholly-owned subsidiary of CHS obtained debt financing commitments from Ares Capital Management LLC, PSP Investments Credit USA LLC and New Mountain Finance Advisers BDC, L.L.C. (in each case, acting through itself and/or its affiliates, the “Commitment Parties”) for the purpose of financing the Acquisition and paying fees and expenses related thereto. The Commitment Parties agreed to provide CHS with a first lien incremental term loan facility under CHS’s existing First Lien Credit Agreement in an aggregate principal amount of up to $78,000,000, on the terms and subject to the conditions set forth in a debt commitment letter.
On February 1, 2022, Buyer completed its acquisition of all of the issued and outstanding capital stock of the Target. The Acquisition was consummated pursuant to the Purchase Agreement. The Company is currently working on the initial accounting of the Acquisition; as such, the purchase price allocation and valuation have not yet been completed and revenue and costs impacts have not yet been determined.
On February 1, 2022, CHS entered into Amendment No. 5 (“Amendment No. 5”), by and among CHS, as borrower, Ares Capital Corporation, as administrative agent and collateral agent, and the term lenders party thereto, to the First Lien Credit Agreement, dated as of September 4, 2019, as amended to the date hereof (the “Credit Agreement”).
Amendment No. 5 amends the Credit Agreement to provide for, among other things, a first lien incremental term loan facility (the “2022 Incremental Term Loan Facility”) in an aggregate principal amount of $78,000,000. The proceeds of the term loans borrowed under the 2022 Incremental Term Loan Facility (the “2022 Incremental Term Loans”) were used to finance the Acquisition (as defined above) and pay fees and expenses related thereto. The 2022 Incremental Term Loans will mature on September 4, 2026, will bear interest at an annual rate equal to, at the option of the Borrower, (i) the LIBOR (as defined in the Credit Agreement) for the relevant interest period (subject to a floor of 0.75% per annum) plus 4.75% for Eurodollar Rate Loans (as defined in the Credit Agreement) and (ii) a base rate plus 3.75% for Base Rate Loans (as defined in the Credit Agreement), and will amortize at a rate of 1.00% per annum.
Current Market Volatility
Since December 31, 2021, the price of the Company’s common stock has declined. A sustained decrease in the price of the Company’s common stock is one of the qualitative factors to be considered as part of an impairment test when evaluating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
whether events or changes in circumstances may indicate that it is more likely than not that a potential goodwill impairment exists. The Company will continue monitoring the analysis of the qualitative and quantitative factors used as a basis for the goodwill impairment test during fiscal year 2022.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONVEY HEALTH SOLUTIONS HOLDINGS, INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Investment in subsidiaries	$546,372	$470,285
Total assets	$546,372	$470,285

LIABILITIES AND SHAREHOLDER’S EQUITY
Intercompany payables to subsidiaries	$8,623	$135
Common stock, $0.01 par value, 500,000,000 and 126,000,000 shares authorized and 73,194,171 and 61,321,424 shares issued and outstanding at December 31, 2021 and 2020, respectively	732	613
Additional paid-in capital	570,252	492,747
Accumulated other comprehensive income	31	78
Accumulated deficit	(33,266)	(23,288)
Total shareholder’s equity	537,749	470,150
Total liabilities and shareholder’s equity	$546,372	$470,285

See accompanying note to the condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. (SUCCESSOR)
CONVEY HEALTH PARENT, INC. (PREDECESSOR)
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,		Period from Inception to December 31,2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
Equity in income (loss) of subsidiaries	$2,890	$314	$(2,721)	$3,949
Operating expenses	(12,868)	(6,776)	(14,105)	(300)
Net (loss) income	(9,978)	(6,462)	(16,826)	3,649
Equity in other comprehensive income (loss) of subsidiaries	(47)	57	21	(15)
Comprehensive (loss) income	$(10,025)	$(6,405)	$(16,805)	$3,634

See accompanying note to the condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. (SUCCESSOR)
CONVEY HEALTH PARENT, INC. (PREDECESSOR)
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,		Period from Inception to December 31,2019	Period from January 1, 2019 to September 3, 2019
	2021	2020	(Successor)	(Predecessor)
Net cash used in operating activities	$—	$—	$(14,064)	$—
Cash flows from investing activities
Investment in subsidiaries	—	—	(433,287)	—
Nest cash used in investing activities	—	—	(433,287)	—

Cash flows from financing activities
Proceeds from capitalization	—	—	447,351	—
Net cash provided by financing activities	—	—	447,351	—

Net increase in cash and cash equivalents and restricted cash	—	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	—	—	—	—
Cash, cash equivalents and restricted cash at end of period	$—	$—	$—	$—

Non-cash investing and financial activities
Common stock issued in exchange to Parent for the acquisitions	$—	$—	$39,327	$—

See accompanying note to the condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Note to Registrant’s Condensed Financial Statements (Parent Company Only)
Basis of Presentation
These condensed parent company financial statements of Convey Health Solutions Holdings, Inc. (Successor) and Convey Health Parent, Inc. (Predecessor) have been prepared in accordance with Rule 12-04 of Regulation S-X, as the restricted net assets of the subsidiaries of Convey Health Solutions Holdings, Inc. (Successor) and Convey Health Parent, Inc. (Predecessor) exceed 25% of the consolidated net assets of Convey Health Solutions Holdings, Inc. (Successor) and Convey Health Parent, Inc. (Predecessor) as stipulated by Rule 5-04, Section 1 from Regulation S-X.
The ability to pay dividends by subsidiaries of Convey Health Solutions Holdings, Inc. (Successor) and Convey Health Parent, Inc. (Predecessor) may be restricted due to the terms of the Credit Agreement, as described in Note 9. Credit Facility, in the consolidated financial statements.
These condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that Convey Health Solutions Holdings, Inc. (Successor) and Convey Health Parent, Inc. (Predecessor) account for investments in their subsidiaries using the equity method. These condensed parent company financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
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
Remediation Efforts to Address Material Weaknesses
With the oversight of the Audit Committee of our Board of Directors, we have designed and are implementing a remediation plan to remediate the material weaknesses described above. Accordingly, our remediation activities include the following measures:
•We implemented in the first quarter of 2022 a new Enterprise Resource Planning (“ERP”) system, Workday, to replace legacy and decentralized financial reporting systems. We have also standardized our account reconciliation and analysis process and will leverage our ERP implementation to centralize our controls over journal entries. In addition, we are in the process of refining appropriate segregation of duties and system access within our ERP and other relevant supporting systems.
•We have formalized several of our financial reporting policies and procedures and will continue to reflect evolution of business and the impact of the new ERP.
•Provide ongoing training for individuals involved with internal control over financial reporting.
We continue to monitor the effectiveness of our remediation efforts and will refine our remediation plan as appropriate. In addition, we report the progress and status of the above remediation efforts to the Audit Committee on a periodic basis. While we believe these efforts will improve our internal control over financial reporting and address the underlying causes of the material weaknesses, such material weaknesses will not be remediated until our remediation plan has been fully implemented, and we have concluded that our controls are operating effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial statements:
See Index under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules:
The Financial Statement Schedule listed in the Index to Financial Statements in Item 8 is filed as part of this Annual Report on Form 10-K.
3. Exhibits:
The exhibits filed or furnished as part of this Annual Report on Form 10-K are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Description
3.1(a)
Second Amended and Restated Certificate of Incorporation of Convey Holding Parent, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by Convey Holding Parent, Inc. on June 21, 2021 (File No. 001-40506)).

3.1(b)
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Convey Health Solutions Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K, filed by Convey Health Solutions Holdings, Inc. on November 4, 2021 (File No. 001-40506)).

3.2
Third Amended and Restated Bylaws of Convey Health Solutions Holdings, Inc. (Incorporated by reference to Exhibit 3.2 of Form 8-K, filed by Convey Health Solutions Holdings, Inc. on November 4, 2021 (File No. 001-40506)).

4.1*	Description of Securities Registered Under Section 12 of the Exchange Act.
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
10.6†
Form of Notice of Restricted Stock Unit Award Convey Holding Parent, Inc. 2021 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.10 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 333-256370)).

10.7†
Form of Notice of Stock Option Award Convey Holding Parent, Inc. 2021 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.9 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 333-256370)).

10.8(a)
First Lien Credit Agreement, dated as of September 4, 2019, by and among Cannes CHS Merger Sub, Inc., Convey Health Solutions, Inc., Convey Health Parent, Inc., Ares Capital Corporation, as administrative agent and as collateral agent, SunTrust Bank, as priority revolving agent and as an issuing bank and a swing line lender, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of Form S-1, filed by Convey Holding Parent, Inc. on May 21, 2021 (File No. 333-256370)).

10.8(b)
Amendment No. 1 to First Lien Credit Agreement, dated as of April 8, 2020, by and among Convey Health Solutions, Inc., Ares Capital Corporation, as administrative agent and as collateral agent, the lenders party thereto and, solely for the purposes set forth therein, Convey Health Parent, Inc. (Incorporated by reference to Exhibit 10.2 of Form S-1, filed by Convey Holding Parent, Inc. on May 21, 2021 (File No. 333-256370)).

10.8(c)
Amendment No. 2 to First Lien Credit Agreement, dated as of February 12, 2021, by and among Convey Health Solutions, Inc., Ares Capital Corporation, as administrative agent and as collateral agent, the lenders party thereto and, solely for the purposes set forth therein, Convey Health Parent, Inc. (Incorporated by reference to Exhibit 10.3 of Form S-1, filed by Convey Holding Parent, Inc. on May 21, 2021 (File No. 333-256370)).

10.8(d)
Amendment No. 3 to First Lien Credit Agreement, dated as of April 27, 2021, by and among Convey Health Solutions, Inc., Ares Capital Corporation, as administrative agent and as collateral agent, the lenders party thereto (Incorporated by reference to Exhibit 10.8 of Form 10-Q, filed by Convey Holding Parent, Inc. on August 12, 2021 (File No. 001-40506)).

10.8(e)
Amendment No. 4 to First Lien Credit Agreement, dated as of July 12, 2021, by and among Convey Health Solutions, Inc., as borrower, Ares Capital Corporation, as administrative agent and collateral agent, and, the term lenders party thereto (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by Convey Holding Parent Inc. on July 16, 2021 (File No. 001-40506)).

10.9†	Cannes Holding Parent, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of Form S-1, filed by Convey Holding Parent, Inc. on May 21, 2021 (File No. 333-256370)).
10.10†
Form of Option Award Agreement Under the Cannes Holding Parent, Inc. 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 10.7 of Form S-1, filed by Convey Holding Parent, Inc. on May 21, 2021 (File No. 333-256370)).

10.11†
Employment Agreement by and among Stephen C. Farrell, Convey Health Solutions, Inc. and Convey Health Parent, Inc. (Incorporated by reference to Exhibit 10.12 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 333-256370)).

10.12†
Employment Agreement by and among Kyle Stern, Convey Health Solutions, Inc. and Convey Health Parent, Inc. (Incorporated by reference to Exhibit 10.13 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 333-256370)).

10.13†	Employment Agreement by and among Arjun Aggarwal, Convey Health Solutions, Inc. and Convey Health Parent, Inc. (Incorporated by reference to Exhibit 10.14 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 333-256370)).
10.14†
Carl Whitmer Board of Directors of Cannes Holding Parent, Inc. Invitation Letter (Incorporated by reference to Exhibit 10.15 of Form S-1/A, filed by Convey Holding Parent, Inc. on June 3, 2021 (File No. 333-256370)).

10.15†
Consulting Agreement by and between Arjun Aggarwal and HealthScape Advisors, LLC, effective as of August 2, 2021 (Incorporated by reference to Exhibit 10.1 of Form 8-K/A, filed by Convey Holding Parent Inc. on August 6, 2021 (File No. 001-40506)).

21.1*	Subsidiaries of Convey Health Solutions Holdings, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of attorney (included on the signature page to this Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
________________________
*    Filed herewith.
**    Furnished herewith.
†    Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Convey Health Solutions Holdings, Inc.
Date: March 23, 2022	By:	/s/ Stephen C. Farrell
Name: Stephen C. Farrell
Title: Chief Executive Officer and Director
Signatures and Powers of Attorney
Each of the undersigned officers and directors of Convey Health Solutions Holdings, Inc., hereby severally constitutes and appoints Stephen C. Farrell and Timothy Fairbanks, and each of them acting alone, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them individually, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Stephen C. Farrell	Chief Executive Officer and Director	March 23, 2022
	Stephen C. Farrell	(Principal Executive Officer)

By:	/s/ Timothy Fairbanks	Chief Financial Officer & Executive Vice President (Principal Financial Officer)	March 23, 2022
Timothy Fairbanks

By:	/s/ Susana E. Pichardo	Senior Vice President, Accounting	March 23, 2022
	Susana E. Pichardo	(Principal Accounting Officer)

By:	/s/ Sharad S. Mansukani	Director	March 23, 2022
Sharad S. Mansukani

By:	/s/ Todd Sisitsky	Director	March 23, 2022
Todd Sisitsky

By:	/s/ Katherine Wood	Director	March 23, 2022
Katherine Wood

By:	/s/ W. Carl Whitmer	Director	March 23, 2022
W. Carl Whitmer

By:	/s/ Paul Campanelli	Director	March 23, 2022
Paul Campanelli