Form 10-Q
period 2022-03-31
Convey Health Solutions Holdings, Inc.
filed 2022-05-10
CIK 1787640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 29, 2022, the registrant had 73,194,171 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$20,866	$38,811
Accounts receivable, net of allowance for doubtful accounts of $69 as of March 31, 2022, and December 31, 2021	72,707	62,813
Inventories, net	36,408	14,060
Prepaid expenses and other current assets	10,809	16,569
Total current assets	140,790	132,253
Property and equipment, net	20,952	20,400
Intangible assets, net	247,993	220,014
Goodwill	482,558	455,206
Operating lease right-of-use assets	18,574	—
Other assets	5,667	2,030
Total assets	$916,534	$829,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,156	$13,868
Accrued expenses	30,038	48,558
Operating lease liabilities, current portion	5,605	—
Finance lease obligations, current portion	501	498
Deferred revenue, current portion	9,494	7,472
Term loans, current portion	780	—
Total current liabilities	57,574	70,396
Operating lease liabilities, net of current portion	18,623	—
Finance leases obligations, net of current portion	440	528
Deferred taxes, net	35,094	25,992
Term loans, net of current portion	264,483	189,643
Other long-term liabilities	2,475	5,595
Total liabilities	378,689	292,154
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized as of March 31, 2022, and December 31, 2021; 73,194,171 shares issued and outstanding as of March 31, 2022, and December 31, 2021	732	732
Additional paid-in capital	571,516	570,252
Accumulated other comprehensive income	17	31
Accumulated deficit	(34,420)	(33,266)
Total shareholders’ equity	537,845	537,749
Total liabilities and shareholders’ equity	$916,534	$829,903
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net revenues:
Services	$46,480	$43,527
Products	50,228	39,104
Net revenues	96,708	82,631
Operating expenses:
Cost of services(1)	25,477	24,021
Cost of products(1)	37,236	26,527
Selling, general and administrative	23,214	20,099
Depreciation and amortization	8,252	7,372
Transaction related costs	640	1,086
Total operating expenses	94,819	79,105
Operating income (loss)	1,889	3,526
Other income (expense):
Interest expense	(3,719)	(5,467)
Total other expense, net	(3,719)	(5,467)
Income (loss) before income taxes	(1,830)	(1,941)
Income tax (expense) benefit	676	1,007
Net income (loss)	$(1,154)	$(934)
Income (loss) per common share – Basic and diluted
Net income (loss) per common share	$(0.02)	$(0.02)

Net income (loss)	$(1,154)	$(934)
Foreign currency translation adjustments	(14)	(7)
Comprehensive income (loss)	$(1,168)	$(941)
________________________
(1)    Excludes amortization of intangible assets and depreciation, which are separately stated below.
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended March 31, 2022
December 31, 2021	73,194,171	$732	$570,252	$31	$(33,266)	$537,749
Share-based compensation	—	—	1,264	—	—	1,264
Foreign currency translation adjustments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(1,154)	(1,154)
March 31, 2022	73,194,171	$732	$571,516	$17	$(34,420)	$537,845

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended March 31, 2021
December 31, 2020	61,321,424	$613	$492,747	$78	$(23,288)	$470,150
Share-based compensation	—	—	990	—	—	990
Foreign currency translation adjustments	—	—	—	(7)	—	(7)
Dividend	—	—	(74,500)	—	—	(74,500)
Net loss	—	—	—	—	(934)	(934)
March 31, 2021	61,321,424	$613	$419,237	$71	$24,222	$395,699
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,154)	$(934)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,550	1,386
Amortization expense	6,702	5,986
Write off capitalized software costs	253	—
Provision for bad debt	—	342
Provision for inventory reserve	90	399
(Gain) loss from disposal of assets	10	—
Deferred income taxes	(1,120)	(963)
Amortization of debt issuance costs	309	328
Share-based compensation	1,264	990
Non-cash lease expense	1,246	—
Inventory step-up	1,892	—
Changes in operating assets and liabilities:
Accounts receivable	(3,414)	4,662
Inventory	(1,450)	(3,207)
Prepaid expenses and other assets	3,903	843
Accounts payable and other accrued liabilities	(26,222)	(22,100)
Deferred revenue	2,022	(358)
Operating lease liabilities	(1,541)	—
Net cash (used in) provided by operating activities	(15,660)	(12,626)
Cash flows from investing activities
Acquisition, net of cash received	(74,613)	—
Purchases of property and equipment, net	(1,836)	(3,063)
Capitalized software development costs	(1,105)	(1,287)
Net cash used in investing activities	(77,554)	(4,350)
Cash flows from financing activities
Proceeds from issuance of debt	78,000	78,000
Payment of debt issuance cost	(2,631)	(2,133)
Principal payment on term loan	—	(821)
Payment on finance leases	(86)	(31)
Dividend	—	(74,500)
Net cash provided by financing activities	75,283	515
Effect of exchange rate changes on cash	(14)	(7)
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,945)	(16,468)
Cash, cash equivalents and restricted cash at beginning of period	38,811	49,086
Cash, cash equivalents and restricted cash at end of period	$20,866	$32,618
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$20,866	$28,938
Restricted cash	—	3,560
Restricted cash, non-current	—	120
Cash, cash equivalents and restricted cash	$20,866	$32,618

See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for taxes	$250	$216
Cash paid for interest	$3,986	$4,961
Non-cash investing and financing activities:
Capitalized software and property and equipment, net included in accounts payable	$672	$471

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
Acquisition
On February 1, 2022, Convey’s indirect wholly-owned subsidiary, D-M-S Holdings Parent, LLC (f/k/a Dragon Holdings Parent, LLC), a Delaware limited liability company, acquired all of the issued and outstanding capital stock of D-M-S Holdings, Inc. d/b/a HealthSmart International, a Delaware corporation (“HealthSmart”). HealthSmart provides a diverse portfolio of health, wellness and diagnostic products centered on home based care outcomes. See Note 4. Acquisitions for additional information.
Stock Split
Prior to the IPO (as defined below), in June 2021, Convey’s Board of Directors (the “Board”) and stockholders approved a forward split of shares of Convey’s common stock, par value $0.01 per share, on a 126-for-1 basis (the “Stock Split”), which became effective as of June 4, 2021. Prior to the Stock Split, we were authorized to issue 1,000,000 shares of common stock of which (i) 915,000 shares were designated as voting common stock and (ii) 85,000 shares were designated as non-voting common stock. In connection with the Stock Split, the total number of authorized shares of common stock was proportionately increased and the par value of the common stock was not adjusted as a result of the Stock Split. In addition, all authorized shares of common stock were designated voting common stock. All references to common stock, options to purchase common stock, per share data and related information contained in our condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split.
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are unaudited and include the accounts of Convey and our wholly-owned subsidiaries. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the three months ended March 31, 2022, and 2021, and the condensed consolidated balance sheet as of March 31, 2022, reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results for the periods shown.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Our condensed consolidated balance sheet as of December 31, 2021, has been derived from our audited consolidated financial statements as of that date. Our condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, which include a complete set of footnote disclosures, including our significant accounting policies, and are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 23, 2022 (“Form 10-K”). The results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year or for any other future period. All significant intercompany balances and transactions have been eliminated in consolidation.
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
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2022, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
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
Acquisitions
We allocate the purchase consideration to the identifiable net assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities, if any, is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the condensed consolidated statements of operations and comprehensive income (loss).
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
Customer Concentrations
Revenue and Accounts receivable from our major customers are as follows:

	Revenues
	For the Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Customer A	$27,108	$19,626
% of total revenue	28.0%	23.8%
Customer B	$16,712	$16,766
% of total revenue	17.3%	20.3%

	Accounts Receivable
(in thousands, except percentages)	March 31, 2022	December 31, 2021
Customer A	$8,119	$13,161
% of total accounts receivable	11.2%	21.0%
Customer B	$11,688	$15,174
% of total accounts receivable	16.1%	24.2%
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
The initial fair value of the earn-out liability was determined by employing a Monte-Carlo simulation model. The underlying simulated variable was adjusted revenue discounted by the market price of risk embedded in the revenue metrics. The revenue volatility estimate was based on a study of historical asset volatility and implied volatility for a set of comparable public companies, adjusted by our operating leverage. The earn-out payments were calculated based on simulated revenue metrics and payment thresholds as set forth in the HealthScape Advisors and Pareto Intelligence purchase agreement. The calculated payments were further discounted back to present value using cost of debt reflecting our credit risk. The fair value of the earn-out liability at each reporting date subsequent to the acquisition was measured using a probability weighted approach. Any change in fair value was recognized in the condensed consolidated statements of operations and comprehensive income (loss).
On September 4, 2019, Cannes Parent, Inc. (“Cannes”), a direct subsidiary of Convey, entered into an agreement to acquire all of the outstanding stock of Convey Health Solutions, Inc. through the merger of Cannes Merger Sub, Inc. (“Merger Sub”) and Convey Health Parent, Inc. (“Parent”) (the “Merger”) with Parent surviving as a direct subsidiary of Cannes. The Merger principally occurred through an investment from TPG Cannes Aggregation, L.P., which is primarily funded by partners of TPG Partners VIII, L.P. and TPG Healthcare Partners, L.P. or any parallel fund or their alternative investment vehicles (collectively, “TPG”). In connection with the Merger, we recognized a holdback liability, which represented contingent consideration. The

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
initial fair value of the holdback liabilities and at each subsequent reporting date was measured using a probability weighted approach. Any change in fair value was recognized in the consolidated statements of operations and comprehensive income (loss).
In connection with the acquisition of HealthSmart in February 2022, we recognized an earn-out liability which represented contingent consideration. The initial fair value of the earn-out liability was determined by employing a Black-Scholes Merton model. The earn-out payments were calculated based on projected revenue metrics and payment thresholds as set forth in the HealthSmart purchase agreement. The calculated payments were further discounted back to present value using the cost of debt reflecting our credit risk.
The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the three months ended March 31, 2022:

(in thousands)
Balance at December 31, 2021	$—
Fair value of contingent consideration in connection with the HealthSmart acquisition	2,254
Payments	—
Change in fair value	—
Balance at March 31, 2022	$2,254
The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the three months ended March 31, 2021:

(in thousands)
Balance at December 31, 2020	$20,538
Payments	—
Change in fair value	—
Balance at March 31, 2021	$20,538
Net Income (Loss) Per Common Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to common shareholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income (loss) per common share attributable to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses from operations are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income (loss) attributable to common shareholders
Net income (loss)	$(1,154)	$(934)
Net income (loss) attributable to common shareholders	$(1,154)	$(934)
Weighted-average common shares outstanding:
Basic and diluted	73,194,171	61,321,424
Net income (loss) per share:
Basic and diluted	$(0.02)	$(0.02)
For the three months ended March 31, 2022, and 2021, 9,534,119 and 5,690,664 of potentially dilutive share-based awards outstanding, respectively, were excluded from the computation of diluted net income (loss) per share related to common shareholders as their effect was anti-dilutive. See Note 11. Share-Based Compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the previous guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases except those which meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or financing. Classification is based on criteria that are similar to those applied in previous lease accounting, but without explicit bright lines. The recognition of these lease assets and lease liabilities represents a change from previous U.S. GAAP requirements, which did not require lease assets and lease liabilities to be recognized for most leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee, have not significantly changed from previous U.S. GAAP requirements. The Company adopted the provisions of Topic 842 on January 1, 2022, using the modified retrospective approach. All comparative periods prior to January 1, 2022 are not adjusted and continue to be reported in accordance with Topic 840.
The Company elected to utilize the package of practical expedients permitted within the new standard, which among other things, allowed the Company not to reassess prior conclusions about lease identification, classification and initial direct costs of existing leases as of the date of adoption. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the Company’s condensed consolidated balance sheet which resulted in recognizing those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term.
Adoption of the new standard resulted in the recording of right-of-use assets and corresponding lease liabilities of $14.7 million and $20.7 million, respectively, as of January 1, 2022. The difference between the right-of-use assets and the lease liabilities was recorded to eliminate existing deferred rent balances and remaining balances of lease incentives recorded under Topic 840. The adoption of the new standard did not materially impact the Company's condensed consolidated statements of operations and had no impact on the Company's condensed consolidated statements of cash flows. See Note 18. Leases for further information.
Accounting Pronouncements Issued Not Yet Adopted
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
•Supplemental Benefit Services include product fulfillment, as well as catalog development and product distribution. Many of these services are provided through our technology enabled solutions.
Advisory Services
We provide Advisory Services that complement our technology enabled solutions, including sales and marketing strategies, provider network strategies, compliance, Star ratings, quality, clinical, pharmacy, analytics and risk adjustment.
Revenue Recognition
We recognize revenue under ASC Topic 606, Revenue from Contracts with Customers. We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts that are within the scope of the standard, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
Disaggregation of revenue
The following tables present disaggregated revenue by reporting segment:

(in thousands)	For the Three Months Ended March 31, 2022
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$50,228	$—	$50,228
Health Plan Management	25,862	—	25,862
Consulting Services	2,327	13,457	15,784
Software Services	2,191	85	2,276
Data Analytics	2,558	—	2,558
Total	$83,166	$13,542	$96,708

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in thousands)	For the Three Months Ended March 31, 2021
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$39,104	$—	$39,104
Health Plan Management	23,942	—	23,942
Consulting Services	1,038	13,049	14,087
Software Services	2,730	—	2,730
Data Analytics	2,768	—	2,768
Total	$69,582	$13,049	$82,631
The revenue recognition pattern, point in time or over time, is consistent within all revenue categories with the exception of Data Analytics which includes revenue recognized on both a point in time and over time basis. The amount of point in time revenue within Data Analytics was $0.6 million and $1.4 million during the three months ended March 31, 2022, and 2021, respectively.
Contract Balances
The timing of our revenue recognition, invoicing, and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Accounts receivable includes unbilled receivable balances of $17.4 million and $7.0 million as of March 31, 2022, and December 31, 2021, respectively.
Deferred revenue represents payments received from our customers in advance of recognition of revenue. Deferred revenue that will be recognized during the succeeding 12 months is recognized as current deferred revenue and the remaining portion is recognized as non-current deferred revenue within Other long-term liabilities. Revenue recognized during the three months ended March 31, 2022, and 2021 that was included in the deferred revenue balance at the beginning of the period was $4.4 million and $3.9 million, respectively.
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
The timing and amount of revenue recognition for our remaining performance obligations are influenced by several factors and therefore the amount of remaining obligations may not be a meaningful indicator of future results. Total RPO equaled $8.4 million as of March 31, 2022, of which we expect to recognize approximately $4.2 million over the next 12 months. The remaining $4.2 million is expected to be recognized in fiscal years 2023, 2024, 2025, 2026 and 2027 by $3.0 million, $1.1 million, $0.1 million, $7.5 thousand and $7.5 thousand, respectively.
NOTE 4. ACQUISITIONS
On January 9, 2022, Convey’s indirect wholly-owned subsidiary, D-M-S Holdings Parent, LLC (f/k/a Dragon Holdings Parent, LLC), a Delaware limited liability company (“Buyer”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Briggs Medical Service Company, a Delaware corporation (“Seller”), and D-M-S Holdings, Inc. d/b/a HealthSmart International, a Delaware corporation (“Target”), pursuant to which, on the terms and subject to the conditions set forth in the Purchase Agreement, Buyer agreed to acquire from Seller all of the issued and outstanding capital stock of Target (the acquisition of such capital stock, the “Acquisition”). Target provides a diverse portfolio of health, wellness and diagnostic products centered on home based care outcomes, and the Company intends to leverage the Target’s supply chain and logistics expertise to get high quality products to members faster and at a lower cost.
On February 1, 2022, Buyer completed its acquisition of all of the issued and outstanding capital stock of the Target. The Acquisition was consummated pursuant to the Purchase Agreement.
Pursuant to the terms set forth in the Purchase Agreement, at closing Buyer paid to Seller cash in an amount equal to $74.7 million, subject to certain adjustments for, among other things, Target’s cash, indebtedness and net working capital (the “Closing Purchase Price”). If the Target achieves certain amounts of net revenue in calendar year 2022, Buyer will pay to Seller cash up to an additional $15 million. A portion of the Closing Purchase Price was deposited into an escrow account held by an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
escrow agent and will be released to Buyer or Seller, as applicable, following the final determination of any purchase price adjustment.
In connection with the Purchase Agreement, CHS obtained a first lien incremental term loan facility under CHS’s existing First Lien Credit Agreement in an aggregate principal amount of $78 million, for the purpose of financing the Acquisition and paying fees and expenses related thereto. See Note 9. Credit Facility for additional information related to the incremental term loan facility.
The Acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of the Target were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. A deferred tax liability has been recorded for the excess of financial statement basis over tax basis of the acquired assets and assumed liabilities with a corresponding increase to goodwill. The goodwill attributable to the Acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. Such goodwill, which is non-deductible for income tax purposes, is part of the Technology Enabled Solutions segment.
The Acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available. The Company believes that the information provides a reasonable basis for assigning the fair values of assets acquired and liabilities assumed. Thus, the provisional measurements of fair value set forth below are subject to change. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The following table summarizes the Acquisition date fair value of the allocation of the purchase consideration assigned to each major class of assets acquired and liabilities assumed as of February 1, 2022, the acquisition date:

Estimated Fair Value
(in thousands)
ASSETS ACQUIRED
Cash	$112
Accounts receivable	6,481
Inventories	22,879
Prepaid expenses and other current assets	1,840
Property and equipment	1,269
Operating lease right-of-use-assets	4,908
Total identifiable assets acquired	37,489
Fair value of intangible assets
Trade names	8,600
Customer relationships	25,500
Total fair value of intangible assets acquired	34,100
Total assets acquired	$71,589
LIABILITIES ASSUMED
Accounts payable	$2,937
Accrued expenses	3,895
Operating lease liabilities, current portion	1,003
Deferred taxes	10,222
Operating lease liabilities, net of current portion	3,905
Total liabilities assumed	21,962
Net identifiable assets	49,627
Goodwill	27,352
Total consideration	$76,979

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Indications of fair value of the intangible assets acquired in connection with the Acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The trade names and customer relationships are being amortized on a straight-line basis over an estimated useful life of twenty years and seventeen years, respectively. The goodwill recognized is primarily attributable to synergies of the business and the acquisition of workforce knowledgeable of product development and supply chain expertise in the healthcare industry.
The following table summarizes the purchase consideration transferred in connection with the Acquisition and consists of the following:

(in thousands)	March 31, 2022
Initial purchase price	$74,725
Earn-out (contingent consideration)	2,254
Total consideration	$76,979
Included in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2022, are net sales of $7.2 million and net loss of $1.6 million, related to the Target’s operations since the acquisition date of February 1, 2022.
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma combined results of operations of the Company and Target for the three months ended March 31, 2022 and 2021, as if the acquisition had occurred on January 1, 2021. The pro forma information presented is for informational purposes only and is not indicative of results of operations that would have been achieved had the Acquisition taken place at the beginning of the period.

	For the Three Months Ended March 31
(in thousands)	2022	2021
Net revenue	101,174	97,567
Net income (loss)	205	(299)
NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid expenses and other advances	$5,896	$6,904
Software licenses	828	2,547
Insurance	527	1,271
Inventory purchase advances	1,390	23
Cloud computing subscription & implementation costs	822	4,841
Other current assets	1,346	983
Total prepaid expenses and other current assets	$10,809	$16,569

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	Estimated Life (in years)	March 31, 2022	December 31, 2021
Office and computer equipment	3 – 7 years	$16,399	$14,442
Leasehold improvements	Up to 10 years	10,542	10,503
Furniture and fixtures	3 – 7 years	4,064	4,054
Software	3 – 5 years	2,366	2,277
		33,371	31,276
Less: accumulated depreciation		(12,419)	(10,876)
Property and equipment, net		$20,952	$20,400
Depreciation expense for the three months ended March 31, 2022, and 2021 totaled $1.5 million and $1.4 million, respectively.
We lease various equipment and software under finance leases. The depreciation expense associated with the assets under finance leases for the three months ended March 31, 2022, and 2021, totaled $89 thousand and $0.1 million, respectively. Assets held under finance leases are included in property and equipment as follows:

(in thousands)	March 31, 2022	December 31, 2021
Office and computer equipment	$1,682	$1,682
Less: accumulated depreciation	(742)	(656)
Total financing leases included in property and equipment	$940	$1,026
NOTE 7. INTANGIBLE ASSETS AND GOODWILL
The activity for goodwill as of March 31, 2022 is as follows:

(in thousands)
Balance at December 31, 2021	$455,206
Measurement period adjustments	—
Acquisitions (see Note 4)	27,352
Impairment	—
Balance at March 31, 2022	$482,558
The carrying amount of goodwill by reporting unit as of March 31, 2022 is $88.9 million for Advanced Plan Administration (“APA”), $190.2 million for Supplemental Benefits Administration (“SBA”), $138.2 million for Value Based Payment Assurance (“VBPA”), $37.9 million for Advisory Services (“Advisory”) and $27.4 million for HealthSmart acquisition, respectively.
The goodwill allocated to the Technology Enabled Solutions and Advisory Services reportable segments is $444.7 million and $37.9 million, respectively as of March 31, 2022. Goodwill is assessed for impairment on an annual basis (on October 1 of each year) and on an interim basis when indicators of impairment exist.
As a result of the decline in our stock price since December 31, 2021, we performed an interim impairment test for goodwill for APA, SBA, VBPA and Advisory reporting units using the quantitative approach as of March 31, 2022. Since HealthSmart was recently acquired, no impairment test was performed on that reporting unit. Based on our evaluation performed, we determined the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of March 31, 2022. We define “headroom” as the percentage difference between the fair value of a reporting unit and its carrying value. For the interim impairment test, the headroom for the reporting units ranged between eight percent to sixty-five percent. Our SBA reporting unit and our VBPA reporting unit have headroom at the low-end of that range (8.4% for SBA and 12.5% for VBPA) and could experience

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we continue to experience a substantial decrease in our stock price.
Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we estimate projected future cash flows, the timing of such cash flows and long-term growth rates, and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on a market participant weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. The assumptions and estimates used in determining the fair values of the reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.
The carrying value of identifiable intangible assets consisted of the following as of March 31, 2022:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$35,900	$(3,830)	$32,070
Customer relationships	214,500	(44,636)	169,864
Technology	47,800	(12,348)	35,452
Capitalized software development costs	13,026	(2,419)	10,607
Total intangible assets	$311,226	$(63,233)	$247,993
The carrying value of identifiable intangible assets consisted of the following as of December 31, 2021:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(3,395)	$23,905
Customer relationships	189,000	(40,091)	148,909
Technology	47,800	(11,153)	36,647
Capitalized software development costs	12,454	(1,901)	10,553
Total intangible assets	$276,554	$(56,540)	$220,014
Amortization expense for Trade names, Customer relationships and Technology for the three months ended March 31, 2022, and 2021, totaled $6.2 million and $5.9 million, respectively.
Amortization expense for Capitalized software development costs for the three months ended March 31, 2022, and 2021, totaled $0.5 million and $0.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. ACCRUED EXPENSES
Accrued expenses and other current liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Incentive bonus	$257	$15,214
Employee related	7,784	11,154
Sales and use tax	6,365	6,865
Rebates	2,372	4,276
Accrued interest	83	637
Accrued professional fees	5,538	7,046
Refundable deposits	4,626	—
Other	3,013	3,366
Total accrued expenses	$30,038	$48,558
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
On April 8, 2020, we amended the Credit Agreement to establish an incremental loan facility in an aggregate principal amount equal to $25.0 million for an incremental term loan request (the “2020 Incremental Term Loan”) bearing interest at the Eurodollar Rate (as defined in the Credit Agreement) expiring September 4, 2026. We capitalized debt issuance costs of approximately $1.1 million on the closing date of the 2020 Incremental Term Loan.
On February 12, 2021, we amended the Credit Agreement to establish an incremental term loan in an aggregate principal amount equal to $78.0 million (the “2021 Incremental Term Loan”) bearing interest at the Eurodollar Rate (as defined in the Credit Agreement) expiring September 4, 2026. We capitalized debt issuance costs of approximately $2.4 million on the closing date of the 2021 Incremental Term Loan.
On February 1, 2022, we further amended the Credit Agreement to establish an incremental term loan in an aggregate principal amount equal to $78.0 million (the “2022 Incremental Term Loan”) bearing interest at the Eurodollar Rate (as defined in the Credit Agreement) expiring September 4, 2026. We capitalized debt issuance costs of approximately $2.6 million on the closing date of the 2022 Incremental Term Loan, which is being amortized over the life of the 2022 Incremental Term Loan. The proceeds of the term loans borrowed under the 2022 Incremental Term Loan were used to finance the HealthSmart acquisition (see Note 4) and pay fees and expenses related thereto. The 2022 Incremental Term Loan was accounted for as a debt modification.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Covenants
The Credit Facility contains a financial covenant that requires us to maintain as of the last day of each period of four consecutive quarters of the Company, a First Lien Net Leverage Ratio not to exceed 7.4 to 1.0 if, as of the last day of any fiscal quarter of the Company, there are outstanding revolving loans and letters of credit (excluding (i) undrawn letters of credit in an aggregate face amount up to $10.0 million and (ii) letters of credit (whether drawn or undrawn) to the extent reimbursed, cash collateralized or backstopped on terms reasonably acceptable to the applicable issuing bank on or prior to the date that is three business days following the end of the applicable period of four consecutive fiscal quarters of CHS in an aggregate principal amount exceeding 35% of the aggregate principal amount of the Revolving Facility at such time. We were in compliance with our debt covenants at March 31, 2022.
Prepayments and Mandatory Prepayment
Under the terms of the Credit Agreement, we are permitted to voluntarily prepay outstanding loans or commitments in whole or part without premium or penalty other than certain exceptions described in the Credit Agreement; however, the Credit Agreement requires us to prepay outstanding term loans, subject to certain exceptions and limitations with (i) 50% of our annual excess cash flow, subject to certain step-downs based upon the First Lien Net Leverage Ratio; (ii) 100% of the net cash proceeds of certain asset sales or casualty events; and (iii) 100% of the net cash proceeds of certain incurrences or issuances of indebtedness. We were not required to prepay outstanding term loans based on our 2021 results.
Scheduled Repayments
In connection with the prepayment noted under the “Extinguishment of Debt” below, no additional scheduled installments of principal are required on the Term Facility.
We are required to make scheduled quarterly payments on the 2022 Incremental Term Loan. We are required to make quarterly payments commencing with the quarter ending June 30, 2022, in an amount equal to 0.25% of the aggregate principal amount of the 2022 Incremental Term Loan outstanding on February 1, 2022 with the balance due upon maturity date.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Extinguishment of Debt
On June 18, 2021, $131.5 million from the IPO proceeds (see Note 1) were used to repay the principal balance, accrued but unpaid interest, and prepayment premium under the Credit Agreement. The 2020 Incremental Term Loan and the 2021 Incremental Term Loan were repaid in full and the remainder of the proceeds were used to repay a portion of the Term Facility. The prepayment for the Term Facility was applied to the remaining scheduled installments of principal.
Other Information
As of March 31, 2022, and December 31, 2021, unamortized deferred financing costs for the Term Loans totaled $5.4 million and $3.0 million, respectively. Amortization of deferred financing costs for the three months ended March 31, 2022, and 2021, totaled $0.3 million and $0.9 million, respectively.
As of March 31, 2022, and December 31, 2021, unamortized deferred financing costs associated with the Revolving Facility totaled $0.5 million for each period, and were included in Other assets in the condensed consolidated balance sheets. Amortization of deferred financing costs was approximately $50 thousand for each of the three months ended March 31, 2022, and 2021.
Amortization of deferred financing costs is included within Interest expense in the condensed consolidated statement of operations and comprehensive income (loss).
For the three months ended March 31, 2022, and 2021, the average interest rate for the Term Facility was 5.5% and 6.3%, respectively. As of March 31, 2022, and December 31, 2021, the aggregate principal balance was $192.6 million for each period.
For the three months ended March 31, 2022, the average interest rate for the 2022 Incremental Term Loan was 5.5%. As of March 31, 2022, the aggregate principal balance was $78.0 million.
For the three months ended March 31, 2022, and 2021, the average interest rate for the Revolving Facility was 2.75% for each period. As of March 31, 2022, and December 31, 2021, the available balance was $39.4 million. On January 23, 2020, we established an irrevocable transferable letter of credit (“LOC”) in the favor of a lessor totaling $0.5 million. The LOC expired on January 31, 2021, however, per the terms of the agreement, the LOC automatically extends for a one year period upon the expiration date and each anniversary thereafter, unless at least 60 days prior to such expiration date or anniversary written notice is provided that we elect not to extend the LOC. The LOC was automatically extended for a one year period on January 31, 2022.
Debt consists of the following as of March 31, 2022, and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Term loans	$270,631	$192,631
Less: deferred financing costs	(5,368)	(2,988)
Term loans, net of deferred financing costs	265,263	189,643
Less: current portion	(780)	—
	$264,483	$189,643

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Debt Maturities Schedule
The required principal payments for Term Loans for each of the five years and thereafter following the balance sheet date are as follows:

(in thousands)
For the nine months ending December 31, 2022	$585
2023	780
2024	780
2025	780
2026	267,706
Total	$270,631
NOTE 10. SHAREHOLDERS’ EQUITY
As of March 31, 2022, we are authorized to issue 500,000,000 shares of common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. See Note 1 for additional information related to the Stock Split and IPO.
In February 2021, our Board, through a unanimous written consent, adopted a written resolution declaring a special dividend of $1.18 per share of common stock totaling $74.5 million in cash (“Special Dividend”) ultimately to be distributed to the shareholders of Convey. Of the Special Dividend, $72.2 million was paid to existing shareholders and $2.3 million was paid to outstanding and vested stock option holders. The Special Dividend was paid out during the three months ended March 31, 2021.
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
In June 2021, in connection with the IPO and pursuant to the 2021 Plan, Convey issued option awards to acquire 497,321 shares of Convey’s common stock with an exercise price of $14.00 per share and a term of ten (10) years. In addition, Convey issued 198,929 restricted stock units (“RSUs”) with a grant date fair value of $13.00 per unit. The option awards and RSUs are time-vesting awards which vest 25% on the first anniversary of the commencement date, and the remainder will vest in 12 equal 3-month installments over the following three years.
In August 2021, pursuant to the 2021 Plan, Convey issued option awards to acquire 20,380 shares of Convey’s common stock with an exercise price of $9.20 per share and a term of five (5) years. In addition, Convey issued 8,152 RSUs with a grant date fair value of $9.20 per unit. The option awards and RSUs were fully vested as of the date of the grant.
In March 2022, pursuant to the 2021 Plan, the Company issued 2,500,459 RSUs and 1,243,220 performance restricted stock units (“PSUs”) with a grant date fair value of $6.70 per unit. The grants are time-vesting awards which vest 25% on the first anniversary of the commencement date, and the remainder will vest in 12 equal 3-month installments over the following three years. The PSUs have a performance condition that affects vesting and is subject to the Company meeting certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) target.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Selling, general and administrative	$1,264	$990
Total stock-based compensation expense	$1,264	$990
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
There was no incremental stock-based compensation expense as there was no incremental fair value generated as a result of the Modification.
Stock Option Grants
Stock option activity and information about stock options outstanding are summarized in the following table:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	5,636,154	$7.68	8.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2022	5,636,154	7.68	7.99
Vested or expect to vest as of March 31, 2022	5,636,154	7.68	7.99
Vested and Exercisable as of March 31, 2022	2,876,085	7.53	7.88
The stock options are equity-based awards and their aggregate intrinsic value outstanding and exercisable at March 31, 2022, is $0.
As of March 31, 2022, there was approximately $9.4 million total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.11 years.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Restricted Stock Units
Activity and information about non-vested RSUs outstanding are summarized in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in thousands)
Outstanding at December 31, 2021	154,286	$2,006
Granted	3,743,679	25,083
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	3,897,965	$27,089
One RSU gives the right to one share of the Company’s common stock. RSUs that vest based on service are measured based on the fair value of the underlying stock on the date of grant. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.
As of March 31, 2022, there was approximately $26.6 million total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.88 years.
Long-Term Incentive Awards
In March 2020, Convey issued fifty-six (56) Long-Term Incentive (LTI) awards with a total grant-date fair value of $1.1 million to employees. These awards vest upon satisfaction of the performance condition as determined by our Board at its sole discretion, subject to the participants continued employment or service. The performance condition is satisfied by TPG meeting a certain multiple-of-money return, on a scale, prior to or upon (i) TPG in the aggregate beneficially owning less than 20% of the voting equity securities of the Company or (ii) the date on which a change in control occurs. The awards contain a market condition with an implicit performance condition. No awards have vested as of March 31, 2022, as such events did not occur during the three months ended March 31, 2022. No awards have been granted or cancelled during the three months ended March 31, 2022. The awards do not expire. On the date the performance condition is met, any unvested awards will be forfeited.

LTI Awards
Outstanding as of December 31, 2021	43
Forfeited	(4)
Outstanding as of March 31, 2022	39
Settlement of the award can be made, as determined by our Board at its sole discretion, (i) in cash, (ii) common stock, or (iii) in other property acceptable to our Board. The LTIs are treated as liability-based awards under Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, (“ASC 718”) and the Company shall recognize compensation expense for the LTIs upon the liquidity event occurring.
NOTE 12. EMPLOYEE SAVINGS PLAN
We offer our employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board, we may elect to make matching or other contributions into the savings plan. We made matching contributions of $0.9 million and $0.7 million for the three months ended March 31, 2022, and 2021, respectively, to our employee savings plan, which is included within Selling, general and administrative expenses, Cost of services and Cost of products in the condensed consolidated statement of operations and comprehensive income (loss).
NOTE 13. TAXES
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our global annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Our income tax (expense) benefit for the three months ended March 31, 2022, and 2021, was $0.7 million and $1.0 million, respectively. For the three months ended March 31, 2022, our effective tax rate of 37.0%, before discrete items, was above the U.S. statutory rate of 21.0% primarily due to foreign taxes, state taxes and non-deductible compensation for covered employees. For the three months ended March 31, 2021, our effective tax rate of 22.5%, before discrete items, was slightly above the U.S. statutory rate of 21.0% primarily due to foreign taxes, state taxes, tax on Global Intangible Low-Taxed Income, disallowed wage expense and fringe benefits and certain other non-deductible items. We did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties were recorded as a result of tax uncertainties.
NOTE 14. TRANSACTION RELATED COSTS
The following table represents the components of Transaction related costs as reported in the condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Mergers and acquisitions related costs	$640	$30
Public company readiness costs	—	1,056
Total	$640	$1,086
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
Inventory Purchases
As of March 31, 2022 and December 31, 2021, we have contractual commitments to purchase inventory from certain manufacturers totaling $3.1 million and $5.2 million, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Sales Tax Accrual
ASC Topic 450, Contingencies, (“ASC 450”) requires an estimated loss to be accrued by a charge to income if it is probable that a liability has been incurred at the date of the financial statements and the amount of the liability can be reasonably estimated. We recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $6.4 million and $6.9 million at March 31, 2022, and December 31, 2021, respectively. These are included in accrued liabilities in our condensed consolidated balance sheets.
NOTE 16. RELATED PARTY TRANSACTIONS
TPG Management Service Agreement
On September 4, 2019, in connection with the Merger, we had entered into a management services agreement (“MSA”) with TPG. Under the MSA, TPG agreed to provide certain financial, strategic advisory services, and consulting services in exchange for (i) reimbursement of certain expenses incurred by TPG and (ii) an aggregate annual retainer fee of 1% based on our previous year’s consolidated EBITDA determined by our Board. Additional services may be provided in exchange for the fees structured within the MSA. During the three months ended March 31, 2022, and 2021, we paid management and consulting fees of $0 and $0.2 million, respectively. Also, during the three months ended March 31, 2022, and 2021, we paid TPG a fee of $1.0 million and $1.0 million for services provided in connection with establishing: (i) the 2022 Incremental Term Loan and (ii) the 2021 Incremental Term Loan, respectively.
In the event the MSA was terminated by an IPO or business combination and TPG continues to hold at least 10% of equity of the Company upon closing of such transaction, we were required to pay TPG the net present value of the remaining portion of management and consulting fees that would have been incurred until three years after the date of such termination, as well as certain other expenses of TPG. In connection with the IPO completed in June 2021, the MSA was terminated and we paid TPG a $2.3 million termination fee. The termination fee is included within Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). There were no amounts payable to TPG as of March 31, 2022, or December 31, 2021.
EIR Partners Consulting Agreement
We have a Consulting Agreement with EIR Partners, LLC (“EIR”), a former member of our Board, and a current shareholder. Under the terms of the Consulting Agreement, EIR provides consulting services for the purpose of analyzing and reviewing potential sellers in the marketplace for the benefit of the Company as agreed to from time-to-time. As compensation for service, the Company remits to EIR $10 thousand monthly, plus reasonable out-of-pocket expenses incurred in the performance of the duties under the Consulting Agreement. The Consulting Agreement may be terminated by either party upon providing 10 days advance written notice and unless terminated, automatically renews for additional terms of one year. For the three months ended March 31, 2022, and 2021, $20 thousand and $30 thousand were paid for services rendered, respectively. The Consulting Agreement is still active with the Company.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation expense, transaction related costs, acquisition bonus expense, inventory step-up and other costs. Other includes costs such as management and board of directors fees and fees associated with obtaining the incremental term loans.
We do not report assets by reportable segment, as this metric is not used by the CODM group to allocate resources to the segments.
Presented in the tables below is revenue and Segment Adjusted EBITDA by reportable segment:

	For the Three Months Ended March 31, 2022
(in thousands)	Technology Enabled Solutions	Advisory Services
Revenue	$83,166	$13,542
Segment Adjusted EBITDA	$12,370	$5,323

	For the Three Months Ended March 31, 2021
(in thousands)	Technology Enabled Solutions	Advisory Services
Revenue	$69,582	$13,049
Segment Adjusted EBITDA	$16,307	$3,338
The following table presents a reconciliation of Segment Adjusted EBITDA to the condensed consolidated U.S. GAAP net income (loss) from operations:

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Technology Enabled Solutions Segment Adjusted EBITDA	$12,370	$16,307
Advisory Services Segment Adjusted EBITDA	5,323	3,338
Total	$17,693	$19,645
Unallocated(1)	$(2,377)	$(2,048)
Adjustments to reconcile to U.S. GAAP net income (loss)
Depreciation and amortization	(8,252)	(7,372)
Interest, net	(3,719)	(5,467)
Income tax provision	676	1,007
Cost of COVID-19(2)	(274)	(1,185)
Sales and use tax	—	(1,498)
Non-cash stock compensation expense	(1,264)	(990)
Transaction related costs	(640)	(1,086)
Acquisition bonus expense	(58)	(192)
Inventory step-up(3)	(1,892)	—
Other(4)	(1,047)	(1,748)
Net income (loss)	$(1,154)	$(934)
________________________
(1)Represents certain corporate costs associated with the executive compensation, legal, accounting, finance and other costs not specifically attributable to the segments.
(2)Expenses incurred due to the COVID-19 pandemic are primarily related to higher pricing from vendors due to supply chain disruptions and product shortages and higher employee costs due to hazard pay for our employees. While we had

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
previously expected that these costs would not be an adjustment in the calculation of Segment Adjusted EBITDA after 2021, the COVID-19 pandemic has not subsided and during 2022, to a lesser extent, we have continued to incur higher product costs due to higher pricing from vendors for certain items (e.g., masks and other similar high demand products). We now expect that these expenses will not be an adjustment in the calculation of Segment Adjusted EBITDA after 2022.
(3)Incremental cost of products associated with the step-up of inventory recognized in purchase accounting for the HealthSmart acquisition.
(4)These adjustments include individual adjustments related to management and board of directors fees and fees associated with obtaining the incremental term loans.
NOTE 18. LEASES
We lease office space, warehouse and distribution space, and equipment under non-cancelable operating and finance leases expiring at various dates through 2029.
We determine whether an arrangement is a lease at inception, based on the (1) conveyed rights to obtain substantially all economic benefits from using the asset and (2) the right to direct the uses to which the asset is put.
Our lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the lease balances. We have leases with variable payments, most commonly in the form of common area maintenance charges which are based on actual costs incurred. These variable payments were excluded from the right-of-use asset and lease liability balances since they are not fixed or in-substance fixed payments. We have lease agreements with lease and non-lease components. We elected the practical expedient to account for lease and non-lease components as a single lease component.
For leases with terms greater than 12 months, right-of-use assets and lease liabilities are recognized at the implementation date of Topic 842 or lease commencement date based on the present value of the future lease payments over the lease term. The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, we utilize our incremental borrowing rate. Our lease agreements generally do not provide a readily determinable implicit rate nor is it available to us from our lessors. Instead, we estimate our incremental borrowing rate based on information available at either the implementation date of Topic 842 or at lease commencement for leases entered into thereafter in determining the present value of future payments. Lease expense for net present value of payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less with purchase options or extension options that are not reasonably certain to be exercised are not recorded on the condensed consolidated financial statements.
The components of lease expense were as follows:

(in thousands)	Three Months Ended March 31, 2022
Operating lease costs	$1,246
Variable lease costs	760
Short-term lease costs	326
Finance lease cost
Amortization of right-of-use assets	89
Interest on lease liabilities	6
Total lease expense	$2,427

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes our scheduled future minimum lease payments under operating and finance leases, recorded on the condensed consolidated balance sheet as of March 31, 2022:

(in thousands)	Operating Leases	Finance Leases
For the nine months ending December 31, 2022	$4,852	$397
2023	6,469	368
2024	5,694	139
2025	4,150	89
2026	2,316	—
Thereafter	3,297	—
Total	$26,778	$993
Less: amounts representing interest	$(2,550)	$(52)
Net present value of lease obligations	$24,228	$941
The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

(in thousands)	Classification	March 31, 2022
Assets
Operating lease assets	Right-of-use assets	$18,574
Finance lease assets	Property and equipment	940
Total lease assets		$19,514

Liabilities
Current liabilities
Operating lease liabilities	Operating lease liabilities	$5,605
Finance lease liabilities	Finance lease obligations	501
Non-current liabilities
Operating lease liabilities	Operating lease liabilities	18,623
Finance lease liabilities	Finance lease obligations	440
Total lease liabilities		$25,169
The table below presents additional information related to our leases as of March 31, 2022:

(in thousands)	Three Months Ended March 31, 2022
Supplemental cash flow information and non-cash activity:
Cash paid for amounts related to lease liabilities:
Operating cash flows from finance leases (interest)	$6
Operating cash flows from operating leases	$1,541
Financing cash flows from finance leases (principal payments)	$86

Weighted Average Remaining Lease Term (in years):
Operating leases	4.7
Finance leases	2.3

Weighted Average Discount Rate:
Operating leases	4.1%
Finance leases	3.9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Form 10-K.
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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A "Risk Factors" of our Form 10-K and our other filings with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We qualify all of the forward-looking statements in this Form 10-Q by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
On February 1, 2022, Convey’s indirect wholly-owned subsidiary, D-M-S Holdings Parent, LLC (f/k/a Dragon Holdings Parent, LLC), a Delaware limited liability company, acquired all of the issued and outstanding capital stock of D-M-S Holdings, Inc. d/b/a HealthSmart International, a Delaware corporation (“HealthSmart”). HealthSmart provides a diverse portfolio of health, wellness and diagnostic products centered on home based care outcomes. The acquisition of HealthSmart supports Convey's vision to empower health plans to excel by delivering a more diverse healthcare product portfolio to their members while streamlining logistics, resulting in a better healthcare consumer experience. The acquisition will combine Convey's best-in-class supplemental benefits administration technology and services solution with HealthSmart's market leading abilities as a trusted supplier of quality consumer healthcare products. Convey will extend the solutions serving the MA supplemental benefits business through a broader set of consumer healthcare products and expertise that serves many of the top health plans in the U.S.
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
•IT Expenses:   Additional temporary IT resources were retained, and overtime hours were incurred, for existing IT resources, in order to implement the remote working environment designed in response to the COVID-19 pandemic.
•Janitorial Costs:   Due to the onset of the COVID-19 pandemic, we implemented an enhanced sanitation policy. The enhanced sanitation policy included special deep cleaning sessions in areas contacted by employees who had tested positive for COVID-19 and enhanced sanitation sessions through our facilities compared to the sanitation methods used prior to the COVID-19 pandemic.
See “Non-GAAP Financial Measures” for amounts related to the additional expenses due to the COVID-19 pandemic (Cost of COVID-19). While we had previously expected that these costs would not be an adjustment in the calculation of Adjusted EBITDA after 2021, the COVID-19 pandemic has not subsided and during 2022, to a lesser extent, we have continued to incur higher product costs due to higher pricing from vendors for certain items (e.g., masks and other similar high demand products). We now expect that these expenses will not be an adjustment in the calculation of Adjusted EBITDA after 2022.
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

We define EBITDA as net income (loss) adjusted for interest, net, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA further adjusted for certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, non-cash stock compensation expense, transaction related costs, acquisition bonus expense, inventory step-up and other costs. Other includes costs such as management fees and fees associated with obtaining the incremental term loans.
In addition, we measure the performance of our individual segments using Segment Adjusted EBITDA. Segment Adjusted EBITDA is the financial measure by which management allocates resources and analyzes the performance of the reportable segments. The main difference between Segment Adjusted EBITDA and Adjusted EBITDA is that Segment Adjusted EBITDA includes add backs for sales and use tax and board of directors fees.
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss)	$(1,154)	$(934)
Interest, net	3,719	5,467
Income tax expense (benefit)	(676)	(1,007)
Depreciation and amortization expense	8,252	7,372
EBITDA	10,141	10,898
Cost of COVID-19(1)	274	1,185
Non-cash stock compensation expense(2)	1,264	990
Transaction related costs(3)	640	1,086
Acquisition bonus expense	58	192
Inventory step-up(4)	1,892	—
Other(5)	1,047	1,517
Adjusted EBITDA	$15,316	$15,868
________________________
(1)Due to significant volatility to the markets, as well as business and supply chain disruptions, we incurred several additional expenses due to the COVID-19 pandemic, including: (i) higher pricing from vendors due to supply chain disruptions, product shortages and increases in shipping costs, (ii) higher employee costs due to premium pay and hazard pay for our employees and enhanced sick pay due to illness and quarantine protocols, (iii) COVID-19 training costs, (iv) overtime costs for IT personnel to setup eligible employees to work from home and temporary resources and (v) janitorial costs due to enhanced COVID-19 protocols. The expenses are included in cost of services and cost of products on our statements of operations and comprehensive income (loss). See “COVID-19 Pandemic” above for additional information related to these expenses. While we had previously expected that these costs would not be an adjustment in the calculation of Adjusted EBITDA after 2021, the COVID-19 pandemic has not subsided and during 2022, to a lesser extent, we have continued to incur higher product costs due to higher pricing from vendors for certain items (e.g., masks and other similar high demand products). We now expect that these expenses will not be an adjustment in the calculation of Adjusted EBITDA after 2022.
(2)Represents non-cash stock-based compensation expense in connection with the stock awards that have been granted to employees and non-employees. The expense is included in selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
(3)Transaction related costs primarily consist of public company readiness costs, expenses for corporate development, such as mergers and acquisitions activity, and due diligence costs.
(4)Incremental cost of products associated with the step-up of inventory recognized in purchase accounting for the HealthSmart acquisition.

(5)Other includes other individual adjustments related to management fees and fees associated with obtaining the incremental term loans. All costs are included in selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
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
Products revenue consists of technology enabled solutions for supplemental benefits to members through their Medicare Advantage plans. These include supplemental benefit products, administration, fulfillment, and shipment of eligible product, as well as catalog development and distribution. Revenue is derived from supplemental benefit membership, supplemental benefit dollars, member utilization of the benefits and, as a result of the HealthSmart acquisition, health, wellness and diagnostic products sold through the retail channel.
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
Operating Expenses
Costs of products consist of the value of supplemental benefit products, the value of health, wellness and diagnostic products, shipping and handling costs to acquire and to deliver the product to our clients; personnel costs including salaries, wages, overtime, benefits; facility costs and overhead allocation covering information technology, telecommunications costs, and other costs specifically identified to the shipment of our products.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022, and 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)	2022	2021	$	%
Net revenues:
Services	$46,480	$43,527	$2,953	7%
Products	50,228	39,104	11,124	28%
Net revenues	96,708	82,631	14,077	17%
Operating expenses:
Cost of services	25,477	24,021	1,456	6%
Cost of products	37,236	26,527	10,709	40%
Selling, general and administrative	23,214	20,099	3,115	15%
Depreciation and amortization	8,252	7,372	880	12%
Transaction related costs	640	1,086	(446)	(41)%
Total operating expenses	94,819	79,105	15,714	20%
Operating income	1,889	3,526	(1,637)	(46)%
Other income (expense):
Interest expense	(3,719)	(5,467)	1,748	(32)%
Total other expense, net	(3,719)	(5,467)	1,748	(32)%
Income (loss) before income taxes	(1,830)	(1,941)	111	(6)%
Income tax (expense) benefit	676	1,007	(331)	(33)%
Net income (loss)	$(1,154)	$(934)	$(220)	24%
Net Revenues
Services Revenue
Services revenue was $46.5 million and $43.5 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The $3.0 million increase is driven by $1.9 million attributable to customer membership base increase and $1.7 million by net new consulting projects. This is offset by a decrease of $0.4 million in implementation related fees and $0.2 million in lower data analytics contracts.
Products Revenue
Products revenue was $50.2 million and $39.1 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The increase of $11.1 million is driven by $7.2 million attributable to the acquisition of HealthSmart and $3.9 million for net new clients and existing client growth of memberships.

Operating Expenses
Cost of Services
Cost of services was $25.5 million and $24.0 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The increase of $1.5 million is primarily attributable to higher staffing levels to handle increased support to our existing clients, wage increases and incentives paid to agents to handle increased call volumes.
Cost of Products
Cost of products was $37.2 million and $26.5 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The increase of $10.7 million is driven by $5.2 million attributable to product costs associated with HealthSmart, $1.9 million of purchase accounting inventory step-up for HealthSmart, $2.1 million due to higher volume and $1.5 million due to higher rates and shipping costs due to supply chain constraints.
Selling, General and Administrative
Selling, general and administrative was $23.2 million and $20.1 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The increase of $3.1 million is driven by $1.0 million attributable to the acquisition of HealthSmart and $2.1 million driven by higher IT, accounting, HR and operational costs, offset by lower expected management incentive bonus.
Depreciation and Amortization
Depreciation and amortization was $8.3 million and $7.4 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The increase of $0.9 million in depreciation and amortization expense is due to the addition of property and equipment and capitalization of software development costs.
Transaction Related Costs
Transaction related costs were $0.6 million and $1.1 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The decrease of $0.4 million in transaction related costs is due to the costs associated with readiness for last year’s IPO, offset by costs incurred in 2022 related to the acquisition of HealthSmart.
Other Income (Expense)
Interest Expense
Interest expense was $3.7 million and $5.5 million for the three months ended March 31, 2022, and March 31, 2021, respectively. The decrease of $1.7 million is mainly attributable to lower outstanding balances due to the pay down of the term loan from IPO proceeds; offset by the incremental term loan entered into to finance the HealthSmart acquisition. Furthermore, lower interest rates for both the term loan and the incremental term loan were also a factor.
Segment Information
Our reportable segments have been determined in accordance with Accounting Standards Codification Topic 280, Segment Reporting. We have two reportable segments: Technology Enabled Solutions and Advisory Services. We evaluate the performance of each of our two operating segments based on segment revenue and Segment Adjusted EBITDA.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation expense, transaction related costs, acquisition bonus expense, inventory step-up and other costs. Other includes costs such as management and board of directors fees and fees associated with obtaining the incremental term loans.
See Note 17. Segment Information, to the notes accompanying our financial statements.
The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to our financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the Three Months Ended March 31,		Change
(in thousands, except for percentages)	2022	2021	$	%
Revenue
Technology Enabled Solutions	$83,166	$69,582	$13,584	20%
Advisory Services	13,542	13,049	493	4%
Total	$96,708	$82,631	$14,077	17%
Segment Adjusted EBITDA
Technology Enabled Solutions	$12,370	$16,307	$(3,937)	(24)%
Advisory Services	5,323	3,338	1,985	59%
Total	$17,693	$19,645	$(1,952)	(10)%
Segment Revenues
Technology Enabled Solutions revenue was $83.2 million and $69.6 million for the three months ended March 31, 2022, and 2021, respectively. The increase of $13.6 million was mainly attributable to: (i) revenue from the acquisition of HealthSmart, and (ii) existing client growth of membership base accounts.
Advisory revenue was $13.5 million and $13.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.5 million was primarily driven by new projects within our existing client base.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $12.4 million and $16.3 million for the three months ended March 31, 2022, and 2021, respectively. The decrease of $3.9 million was primarily attributable to higher staffing levels to handle increased support to our existing clients, wage increases, higher incentives paid to agents to handle increased call volumes and higher shipping costs due to supply chain constraints. The decrease is offset by the contribution from the HealthSmart acquisition, higher volume and projected lower bonus payments.
Advisory Segment Adjusted EBITDA was $5.3 million and $3.3 million for the three months ended March 31, 2022, and 2021, respectively. The increase of $2.0 million was attributable to flow through of consulting services demand, higher utilization of our consultants and lower projected bonus payments.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings available under our Credit Agreement. As of March 31, 2022, we had unrestricted cash and cash equivalents of $20.9 million, and as of March 31, 2022, our total indebtedness was $270.6 million.
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
Our principal liquidity needs have been, and we expect them to continue to be, working capital and general corporate needs, debt service, capital expenditures and potential acquisitions. Our capital expenditures for property and equipment to support growth in the business were $1.8 million and $3.1 million for the three months ended March 31, 2022, and 2021, respectively. Additional expenditures for software development were $1.1 million and $1.3 million for the three months ended March 31, 2022, and 2021, respectively.
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
Cash Flows Information
The following table presents a summary of cash flows for the periods presented:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash (used in) provided by operating activities	$(15,660)	$(12,626)
Net cash used in investing activities	$(77,554)	$(4,350)
Net cash provided by financing activities	$75,283	$515
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022, was $15.7 million compared to $12.6 million of net cash used in operating activities for the three months ended March 31, 2021.
Net loss was $1.2 million for the three months ended March 31, 2022, as compared to $0.9 million net loss for the three months ended March 31, 2021. The net loss for the three months ended March 31, 2022 is attributable to costs incurred for the HealthSmart acquisition including a $1.9 million purchase accounting inventory step-up and $0.6 million of additional transaction related costs, higher labor costs and higher freight costs driven by supply chain constraints. Non-cash items were $12.2 million for the three months ended March 31, 2022, as compared to $8.5 million for the three months ended March 31, 2021.
The effect of changes in operating assets and liabilities was a cash decrease of $26.7 million for the three months ended March 31, 2022, as compared to a cash decrease of $20.2 million for the three months ended March 31, 2021. The most significant drivers contributing to this net decrease of $6.5 million relate to the following:
•Decrease of accrued expenses mainly driven by higher incentive bonus accrued for as of December 31, 2021;
•An increase in accounts receivable when compared to the prior period; and
•Lower cash used on inventory purchases when compared to the prior period.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022, was $77.6 million compared to $4.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash used in investing activities was primarily attributable to the HealthSmart acquisition.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022, was $75.3 million compared to $0.5 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash provided by financing activities was primarily attributable to net proceeds from the incremental loan established in February 2022 to finance the HealthSmart acquisition and pay fees and expenses related thereto.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of March 31, 2022. The principal commitments consisted of obligations under outstanding operating leases for office facilities, capital leases related to copy machines, our long-term debt, and purchase commitments. The amount of the obligations presented in the following table summarizes as of March 31, 2022, the commitments to settle contractual obligations in cash for the periods presented.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Operating leases for facilities	26,512	4,735	16,168	3,602	2,007
Finance leases	993	397	596	—	—
Long-term debt obligations(1)	270,631	585	2,340	267,706	—
Purchase commitments	6,910	6,910	—	—	—
Total contractual obligations	$305,046	$12,627	$19,104	$271,308	$2,007
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
During the three months ended March 31, 2022, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Use of Estimates” included in our Form 10-K for the year ended December 31, 2021. The following discussion supplements our Critical Accounting Policies and Use of Estimates Policy for Goodwill as it relates to the interim goodwill impairment test performed as of March 31, 2022.
As a result of the decline in our stock price since December 31, 2021, we performed an interim impairment test for goodwill for APA, SBA, VBPA and Advisory reporting units using the quantitative approach as of March 31, 2022. Since HealthSmart was recently acquired, no impairment test was performed on that reporting unit. Based on our evaluation performed, we determined the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of March 31, 2022. We define “headroom” as the percentage difference between the fair value of a reporting unit and its carrying value. For the interim impairment test, the headroom for the reporting units ranged between eight percent to 65 percent. Our SBA reporting unit and our VBPA reporting unit have headroom at the low-end of that range (8.4% for SBA and 12.5% for VBPA) and could experience impairment in the future if we do not achieve our profitability projections, there is a change in key assumptions underlying the valuation or if we continue to experience a substantial decrease in our stock price.
Evaluation of goodwill for impairment requires judgment, including the identification of reporting units, assignment of assets, liabilities and goodwill to reporting units and determination of the fair value of each reporting unit. We estimate the fair value of our reporting units using a combination of an income approach, utilizing a discounted cash flow analysis, and a market approach, using market multiples. Under the income approach, we estimate projected future cash flows, the timing of such cash flows and long-term growth rates, and determine the appropriate discount rate that reflects the risk inherent in the projected future cash flows. The discount rate used is based on a market participant weighted-average cost of capital and may be adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected future cash flows. Under the market approach, we estimate fair value based on market multiples of revenues and earnings derived from comparable publicly-traded companies with characteristics similar to the reporting unit. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. The assumptions and estimates used in determining the fair values of the reporting units contain uncertainties, and any changes to these assumptions and estimates could have a negative impact and result in a future impairment.

Recent Accounting Pronouncements
See Note 2 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any clients was minimal as of March 31, 2022, based on the lack of collection issues in the past and the high financial standards we require of clients. As of March 31, 2022, two clients accounted for 11.2% and 16.1% of total accounts receivable.
Interest Rate Risk
As of March 31, 2022, we had cash of $20.9 million deposited in non-interest bearing accounts at a major bank with limited to no interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2022.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously Disclosed Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Form 10-K for the year ended December 31, 2021, we identified the following material weaknesses in our internal control over financial reporting:
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

Changes in Internal Control Over Financial Reporting
Other than the updates noted above under Remediation Efforts to Address Material Weaknesses, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings incidental to the conduct of our business. The results of legal proceedings are inherently unpredictable and uncertain. We are not presently party to any legal proceedings that we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels for the proceedings and claims described in the notes to our condensed consolidated financial statements could change in the future.
Regardless of the outcome, legal proceedings have the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Description
10.1
Amendment No. 5 to First Lien Credit Agreement, dated as of February 1, 2022, by and among Convey Health Solutions, Inc., as borrower, Ares Capital Corporation, as administrative agent and collateral agent, and the term lenders party thereto (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed by Convey Health Solutions Holdings, Inc. on February 1, 2022 (File No. 001-40506)).

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

Convey Health Solutions Holdings, Inc.

Date:	May 10, 2022	By:	/s/ Stephen C. Farrell
Name: Stephen C. Farrell
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Convey Health Solutions Holdings, Inc.

Date:	May 10, 2022	By:	/s/ Timothy Fairbanks
Name: Timothy Fairbanks
Title: Chief Financial Officer & Executive Vice President
(Principal Financial Officer)