Form 10-Q
period 2022-06-30
Convey Health Solutions Holdings, Inc.
filed 2022-08-12
CIK 1787640

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 29, 2022, the registrant had 73,221,622 shares of common stock, $0.01 par value per share, outstanding.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$19,714	$38,811
Accounts receivable, net of allowance for doubtful accounts of $69 as of June 30, 2022, and December 31, 2021	71,565	62,813
Inventories, net	38,570	14,060
Prepaid expenses and other current assets	11,322	16,569
Total current assets	141,171	132,253
Property and equipment, net	20,387	20,400
Intangible assets, net	242,025	220,014
Goodwill	482,623	455,206
Operating lease right-of-use assets	19,943	—
Other assets	5,564	2,030
Total assets	$911,713	$829,903
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,223	$13,868
Accrued expenses	40,425	48,558
Operating lease liabilities, current portion	5,916	—
Finance lease obligations, current portion	555	498
Deferred revenue, current portion	8,163	7,472
Term loans, current portion	780	—
Total current liabilities	64,062	70,396
Operating lease liabilities, net of current portion	19,480	—
Finance leases obligations, net of current portion	312	528
Deferred taxes, net	32,447	25,992
Term loans, net of current portion	264,592	189,643
Other long-term liabilities	100	5,595
Total liabilities	380,993	292,154
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized as of June 30, 2022, and December 31, 2021; 73,221,622 shares issued and outstanding as of June 30, 2022, and 73,194,171 as of December 31, 2021	732	732
Additional paid-in capital	574,339	570,252
Accumulated other comprehensive (loss) income	(41)	31
Accumulated deficit	(44,310)	(33,266)
Total shareholders’ equity	530,720	537,749
Total liabilities and shareholders’ equity	$911,713	$829,903
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues:
Services	$43,828	$42,284	$90,308	$85,811
Products	45,954	32,964	96,182	72,069
Net revenues	89,782	75,248	186,490	157,880
Operating expenses:
Cost of services(1)	22,397	20,785	47,873	44,806
Cost of products(1)	36,909	22,299	74,145	48,826
Selling, general and administrative	24,095	29,589	47,308	49,690
Depreciation and amortization	9,012	7,823	17,264	15,194
Transaction related costs and restructuring charges	5,754	1,556	6,395	2,642
Change in fair value of contingent consideration	—	96	—	96
Total operating expenses	98,167	82,148	192,985	161,254
Operating income (loss)	(8,385)	(6,900)	(6,495)	(3,374)
Other income (expense):
Loss on extinguishment of debt	—	(5,015)	—	(5,015)
Interest expense	(4,188)	(6,394)	(7,908)	(11,861)
Total other expense, net	(4,188)	(11,409)	(7,908)	(16,876)
Income (loss) before income taxes	(12,573)	(18,309)	(14,403)	(20,250)
Income tax (expense) benefit	2,683	5,166	3,359	6,173
Net income (loss)	$(9,890)	$(13,143)	$(11,044)	$(14,077)
Income (loss) per common share – Basic and diluted
Net income (loss) per common share	$(0.14)	$(0.21)	$(0.15)	$(0.23)

Net income (loss)	$(9,890)	$(13,143)	$(11,044)	$(14,077)
Foreign currency translation adjustments	(58)	(5)	(72)	(12)
Comprehensive income (loss)	$(9,948)	$(13,148)	$(11,116)	$(14,089)
________________________
(1)    Excludes amortization of intangible assets and depreciation, which are separately stated below.
See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for number of shares)
(unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended June 30, 2022
March 31, 2022	73,194,171	$732	$571,516	$17	$(34,420)	$537,845
Share-based compensation	—	—	2,866	—	—	2,866
Foreign currency translation adjustments	—	—	—	(58)	—	(58)
Issuance of shares of common stock with respect to vested restricted stock units, net of 10,947 shares valued at forty-three thousand dollars tendered for tax withholding	27,451	—	(43)	—	—	(43)
Net loss	—	—	—	—	(9,890)	(9,890)
June 30, 2022	73,221,622	732	574,339	(41)	(44,310)	$530,720
For the Six Months Ended June 30, 2022
December 31, 2021	73,194,171	732	570,252	31	(33,266)	$537,749
Share-based compensation	—	—	4,130	—	—	4,130
Foreign currency translation adjustments	—	—	—	(72)	—	(72)
Issuance of shares of common stock with respect to vested restricted stock units, net of 10,947 shares valued at forty-three thousand dollars tendered for tax withholding	27,451	—	(43)	—	—	(43)
Net loss	—	—	—	—	(11,044)	(11,044)
June 30, 2022	73,221,622	$732	$574,339	$(41)	$(44,310)	$530,720

See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(in thousands, except for number of shares)
(unaudited)

	Common stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
For the Three Months Ended June 30, 2021
March 31, 2021	61,321,424	$613	$419,237	$71	$(24,222)	$395,699
Share-based compensation	—	—	1,083	—	—	1,083
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Issuance of common stock to a board of directors member	25,200	—	250	—	—	250
Issuance of common stock in initial public offering, net of issuance costs of $17.2 million	11,666,667	117	146,019	—	—	146,136
Net loss	—	—	—	—	(13,143)	(13,143)
June 30, 2021	73,013,291	$730	$566,589	$66	$(37,365)	$530,020
For the Six Months Ended June 30, 2021
December 31, 2020	61,321,424	613	492,747	78	(23,288)	470,150
Share-based compensation	—	—	2,073	—	—	2,073
Foreign currency translation adjustments	—	—	—	(12)	—	(12)
Issuance of common stock to a board of directors member	25,200	—	250	—	—	250
Issuance of common stock in initial public offering, net of issuance costs of $17.2 million	11,666,667	117	146,019	—	—	146,136
Dividend	—	—	(74,500)	—	—	(74,500)
Net loss	—	—	—	—	(14,077)	(14,077)
June 30, 2021	73,013,291	$730	$566,589	$66	$(37,365)	$530,020

See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(11,044)	$(14,077)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	3,182	2,728
Amortization expense	14,083	12,466
Loss on extinguishment of debt	—	5,015
Write off capitalized software costs	305	—
Provision for bad debt	44	(130)
Provision for inventory reserve	399	643
(Gain) loss from disposal of assets	10	—
Deferred income taxes	(3,831)	(6,138)
Amortization of debt issuance costs	646	654
Change in fair value of contingent consideration	—	96
Share-based compensation	4,130	2,073
Non-cash lease expense	2,649	—
Inventory step-up	4,731	—
Changes in operating assets and liabilities:
Accounts receivable	(2,316)	6,163
Inventory	(6,760)	(2,735)
Prepaid expenses and other assets	3,460	1,477
Accounts payable and other accrued liabilities	(21,006)	(17,808)
Deferred revenue	691	(1,189)
Operating lease liabilities	(3,145)	—
Payment on contingent consideration	—	(10,311)
Net cash (used in) provided by operating activities	(13,772)	(21,073)
Cash flows from investing activities
Acquisition, net of cash received	(74,613)	—
Purchases of property and equipment, net	(3,309)	(3,861)
Capitalized software development costs	(2,302)	(2,390)
Net cash used in investing activities	(80,224)	(6,251)
Cash flows from financing activities
Repurchase of common stock for tax withholding	(43)	—
Proceeds from issuance of debt	78,000	78,000
Payment of debt issuance cost	(2,631)	(2,133)
Principal payment on term loan	(195)	(132,368)
Payment on finance leases	(160)	(221)
Proceeds from issuance of common stock to a board of directors member	—	250
Proceeds from issuance of common stock in initial public offering, net of issuance costs	—	146,136
Prepayment premium on early repayment of term loan	—	(1,563)
Payment on contingent consideration	—	(10,303)
Dividend	—	(74,500)
Net cash provided by financing activities	74,971	3,298
Effect of exchange rate changes on cash	(72)	(8)
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,097)	(24,034)
Cash, cash equivalents and restricted cash at beginning of period	38,811	49,086
Cash, cash equivalents and restricted cash at end of period	$19,714	$25,052

See accompanying notes to unaudited condensed consolidated financial statements

CONVEY HEALTH SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash as of the end of the period
Cash and cash equivalents	$19,714	$21,372
Restricted cash	—	3,680
Cash, cash equivalents and restricted cash	19,714	25,052
Supplemental disclosures of cash flow information:
Cash paid for taxes	$496	$1,077
Cash paid for interest	$7,883	$11,714
Non-cash investing and financing activities:
Capitalized software and property and equipment, net included in accounts payable	$510	$750

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
Plan of Merger, Going Private and Restructuring Charges
On June 20, 2022, the Company, Commodore Parent 2022, LLC, a Delaware limited liability company (“Commodore”), and Commodore Merger Sub 2022, Inc., a Delaware corporation and a wholly owned subsidiary of Commodore (“Commodore Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, Commodore Merger Sub will merge (the “ Merger”) with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”). Commodore and Commodore Merger Sub are affiliates of TPG Cannes Aggregation, L.P., an affiliate of TPG Global, LLC and the holder of a majority of the outstanding shares of capital stock of the Company (the “TPG Stockholder”).
A special committee of the board of directors of the Company (the “Board”) comprised solely of members of the Board that are independent of TPG Stockholder and its respective affiliates, reviewed, evaluated and (i) determined by unanimous vote, that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable, fair to, and in the best interests of, the Company and its stockholders (other than the TPG Stockholder and any of its respective affiliates or the Company’s officers and directors) and (ii) recommended that the Board approve the transaction. Acting upon the recommendation of the special committee, the Board approved the transaction.
Following the execution of the Merger Agreement, the TPG Stockholder, the holder of approximately 75% of the outstanding shares of common stock, executed a written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. No further approval of the stockholders of the Company is required to approve the Merger. The transaction is expected to close in the second half of 2022. Completion of the transaction is subject to customary closing conditions. Upon completion of the transaction, the Company will become a private company and the shares of common stock of the Company will no longer be publicly listed or traded on the New York Stock Exchange.
At the effective time of the Merger (the “Effective Time”) each share of common stock of the Company, issued and outstanding immediately prior to the Effective Time, (other than Rollover Shares (as defined below), common stock owned by the Company, the TPG Stockholder and its respective affiliates and common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn) will be converted into the right to receive an amount in cash equal to $10.50 per share, payable to the holder thereof, without interest. Commodore and Commodore Merger Sub have secured commitments (which may be assigned to the Company) for debt financing consisting of an incremental term loan facility in an aggregate principal amount of up to $180.0 million to be provided by certain lenders to the Company under the Company’s existing Credit Agreement (as defined below) on the terms and subject to the conditions set forth in the debt commitment letter. The obligations of such lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions. In addition, certain of the Company’s directors and officers have entered into a rollover and support agreement with Commodore, pursuant to which, among other matters, such rollover investors have agreed that a certain portion of their shares of common stock (the “Rollover Shares”) will be converted into Surviving Corporation shares.
Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase shares of common stock, restricted stock unit and performance-based restricted stock unit, will remain outstanding and continue to be subject to the same terms and conditions as immediately prior to the Effective Time, as set forth in the applicable Company equity plan and award agreement, with certain exceptions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Pursuant to rules adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company will prepare and file with the SEC, and thereafter mail to its stockholders, a Schedule 14C Information Statement where you can find additional information about the Merger.
As part of the assessment of the Merger and the going private transaction, the Company incurred legal and financial advisory fees which are recorded as transaction related costs.
In addition, the Company recorded severance costs as restructuring charges as a result of labor force reductions associated with the going private transaction, the closure of the Pompano Beach, Florida distribution center and other labor force reductions initiatives. On June 22, 2022, the Company filed a Workers Adjustment and Retraining Notification (“WARN”) alerting state officials of job cuts driven by closure of the Pompano Beach, Florida distribution center. The closure is to be effective August 31, 2022. The Pompano Beach distribution center operations will be handled through a new distribution center in Las Vegas, Nevada. Restructuring charges are recorded as corporate costs and not allocated to the reportable segments. See Note 14. Transaction Related Costs and Restructuring Charges for cost details.
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
Stock Split
Prior to the IPO (as defined below), in June 2021, the Board and stockholders approved a forward split of shares of Convey’s common stock, par value $0.01 per share, on a 126-for-1 basis (the “Stock Split”), which became effective as of June 4, 2021. Prior to the Stock Split, we were authorized to issue 1,000,000 shares of common stock of which (i) 915,000 shares were designated as voting common stock and (ii) 85,000 shares were designated as non-voting common stock. In connection with the Stock Split, the total number of authorized shares of common stock was proportionately increased and the par value of the common stock was not adjusted as a result of the Stock Split. In addition, all authorized shares of common stock were designated voting common stock. All references to common stock, options to purchase common stock, per share data and related information contained in our condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Stock Split.
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
Basis of Presentation and Consolidation
The accompanying condensed consolidated financial statements are unaudited and include the accounts of Convey and our wholly-owned subsidiaries. They have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our condensed consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the six months ended June 30, 2022, and 2021, and the condensed consolidated balance sheet as of June 30, 2022, reflect all adjustments that are of a normal recurring nature and that are considered necessary for a fair statement of the results for the periods shown.

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
COVID-19 Pandemic
During the first quarter ended March 31, 2020, concerns related to the spread of novel coronavirus (“COVID-19”) began to create global business disruptions as well as disruptions in our operations. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state and local level in the U.S., and globally, have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings of people, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including of variants of COVID-19), uneven vaccination and vaccination booster rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in the U.S. and international markets and has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. The impact of COVID-19 on our business has resulted in elongated sales cycles, postponement of customer contract renewals, and slower implementation of software solutions for our clients, as well as a reduction in billable hours in one of our reportable segments, the Advisory Services segment.
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic continues to impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context with the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. While our current assessment of our estimates did not have a material impact on our condensed consolidated financial statements as of and for the six months ended June 30, 2022, as additional information becomes available to us, our future assessment of our estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Customer Concentrations
Revenue and Accounts receivable from our major customers are as follows:

	Revenues		Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Customer A	$22,393	$18,280	$49,501	$38,681
% of total revenue	24.9%	24.3%	26.5%	24.5%
Customer B	$15,070	$14,651	$31,783	$31,396
% of total revenue	16.8%	19.5%	17.0%	19.9%

	Accounts Receivable
(in thousands, except percentages)	June 30, 2022	December 31, 2021
Customer A	$7,317	$13,161
% of total accounts receivable	10.2%	21.0%
Customer B	$11,987	$15,174
% of total accounts receivable	16.7%	24.2%
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
On September 4, 2019, Cannes Parent, Inc. (“Cannes”), a direct subsidiary of Convey, entered into an agreement to acquire all of the outstanding stock of Convey Health Solutions, Inc. (“CHS”) through the merger of Cannes Merger Sub, Inc. (“Cannes Merger Sub”) and Convey Health Parent, Inc. (“Convey Parent”) (the “Convey Merger”) with Convey Parent surviving as a direct subsidiary of Cannes. The Convey Merger principally occurred through an investment from TPG Cannes Aggregation, L.P., which is primarily funded by partners of TPG Partners VIII, L.P. and TPG Healthcare Partners, L.P. or any parallel fund or their alternative investment vehicles (collectively, “TPG”). In connection with the Convey Merger, we recognized a holdback liability, which represented contingent consideration. The initial fair value of the holdback liabilities and at each subsequent

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
reporting date was measured using a probability weighted approach. Any change in fair value was recognized in the consolidated statements of operations and comprehensive income (loss).
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
The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the six months ended June 30, 2022:

(in thousands)
Balance at December 31, 2021	$—
Fair value of contingent consideration in connection with the HealthSmart acquisition	2,254
Payments	—
Change in fair value	—
Balance at June 30, 2022	$2,254
The following table provides a reconciliation of our Level 3 earn-out and holdback liabilities for the six months ended June 30, 2021:

(in thousands)
Balance at December 31, 2020	$20,538
Fair value of contingent consideration	(7,500)
Payments	(13,114)
Change in fair value	96
Balance at June 30, 2021	$20
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) attributable to common shareholders
Net income (loss)	$(9,890)	$(13,143)	$(11,044)	$(14,077)
Net income (loss) attributable to common shareholders	$(9,890)	$(13,143)	$(11,044)	$(14,077)
Weighted-average common shares outstanding:
Basic and diluted	73,195,076	63,013,291	73,194,626	62,172,031
Net income (loss) per share:
Basic and diluted	$(0.14)	$(0.21)	$(0.15)	$(0.23)
For the three and six months ended June 30, 2022, and 2021, 9,423,356 and 6,386,849 of potentially dilutive share-based awards outstanding, respectively, were excluded from the computation of diluted net income (loss) per share related to common shareholders as their effect was anti-dilutive. See Note 11. Share-Based Compensation.

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
Disaggregation of revenue
The following tables present disaggregated revenue by reporting segment:

(in thousands)	For the Three Months Ended June 30, 2022
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$45,954	$—	$45,954
Health Plan Management	24,035	—	24,035
Consulting Services	(473)	14,143	13,670
Software Services	2,628	20	2,648
Data Analytics	3,475	—	3,475
Total	$75,619	$14,163	$89,782

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(in thousands)	For the Six Months Ended June 30, 2022
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$96,182	$—	$96,182
Health Plan Management	49,897	—	49,897
Consulting Services	1,853	27,600	29,453
Software Services	4,820	105	4,925
Data Analytics	6,033	—	6,033
Total	$158,785	$27,705	$186,490

(in thousands)	For the Three Months Ended June 30, 2021
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$32,964	$—	$32,964
Health Plan Management	21,166	—	21,166
Consulting Services	1,445	13,882	15,327
Software Services	2,194	—	2,194
Data Analytics	3,597	—	3,597
Total	$61,366	$13,882	$75,248

(in thousands)	For the Six Months Ended June 30, 2021
	Technology Enabled Solutions	Advisory Services	Total
Supplemental Benefit Services	$72,069	$—	$72,069
Health Plan Management	45,107	—	45,107
Consulting Services	2,483	26,931	29,414
Software Services	4,925	—	4,925
Data Analytics	6,365	—	6,365
Total	$130,949	$26,931	$157,880
The revenue recognition pattern, point in time or over time, is consistent within all revenue categories with the exception of Data Analytics which includes revenue recognized on both a point in time and over time basis. The amount of point in time revenue within Data Analytics was $1.2 million and $1.7 million during the three months ended June 30, 2022, and 2021, respectively, and $1.8 million and $3.1 million during the six months ended June 30, 2022, and 2021, respectively.
Contract Balances
The timing of our revenue recognition, invoicing, and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Accounts receivable includes unbilled receivable balances of $10.4 million and $7.0 million as of June 30, 2022, and December 31, 2021, respectively.
Deferred revenue represents payments received from our customers in advance of recognition of revenue. Deferred revenue that will be recognized during the succeeding 12 months is recognized as current deferred revenue and the remaining portion is recognized as non-current deferred revenue within Other long-term liabilities. Revenue recognized during the six months ended June 30, 2022, and 2021 that was included in the deferred revenue balance at the beginning of the period was $5.6 million and $5.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Remaining Performance Obligations
Transaction price allocated to remaining performance obligations (“RPO”) represents contracted revenue that has not yet been recognized, which includes contract liabilities and non-cancelable amounts that will be invoiced and recognized as revenue in future periods.
The timing and amount of revenue recognition for our remaining performance obligations are influenced by several factors and therefore the amount of remaining obligations may not be a meaningful indicator of future results. Total RPO equaled $9.0 million as of June 30, 2022, of which we expect to recognize approximately $4.7 million over the next 12 months. The remaining $4.3 million is expected to be recognized in fiscal years 2023, 2024, 2025, 2026 and 2027 by $2.3 million, $1.8 million, $0.2 million, $7.5 thousand and $7.5 thousand, respectively.
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
Pursuant to the terms set forth in the Purchase Agreement, at closing Buyer paid to Seller cash in an amount equal to $74.7 million, subject to certain adjustments for, among other things, Target’s cash, indebtedness and net working capital (the “Closing Purchase Price”). If the Target achieves certain amounts of net revenue in calendar year 2022, Buyer will pay to Seller cash up to an additional $15 million. A portion of the Closing Purchase Price was deposited into an escrow account held by an escrow agent and will be released to Buyer or Seller, as applicable, following the final determination of any purchase price adjustment.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the Acquisition date fair value of the allocation of the purchase consideration assigned to each major class of assets acquired and liabilities assumed as of February 1, 2022, the acquisition date:

(in thousands)	Preliminary allocation as of March 31, 2022	Adjustments for the three months ended June 30, 2022	Preliminary allocation as of June 30, 2022

ASSETS ACQUIRED
Cash	$112	$—	$112
Accounts receivable	6,481	—	6,481
Inventories	22,879	—	22,879
Prepaid expenses and other current assets	1,840	—	1,840
Property and equipment	1,269	—	1,269
Operating lease right-of-use-assets	4,908	—	4,908
Total identifiable assets acquired	37,489	—	37,489
Fair value of intangible assets
Trade names	8,600	—	8,600
Customer relationships	25,500	—	25,500
Total fair value of intangible assets acquired	34,100	—	34,100
Total assets acquired	$71,589	$—	$71,589
LIABILITIES ASSUMED
Accounts payable	$2,937	$—	$2,937
Accrued expenses	3,895	—	3,895
Operating lease liabilities, current portion	1,003	—	1,003
Deferred taxes	10,222	65	10,287
Operating lease liabilities, net of current portion	3,905	—	3,905
Total liabilities assumed	21,962	65	22,027
Net identifiable assets	49,627	(65)	49,562
Goodwill	27,352	65	27,417
Total consideration	$76,979	$—	$76,979
Due to a change in our tax estimate we made a measurement period adjustment of $0.1 million for the three months ended June 30, 2022.
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
The following table summarizes the purchase consideration transferred in connection with the Acquisition and consists of the following:

(in thousands)	June 30, 2022
Initial purchase price	$74,725
Earn-out (contingent consideration)	2,254
Total consideration	$76,979
Included in the condensed consolidated statement of operations and comprehensive income (loss) are net sales of $15.3 million and a net loss of $0.4 million for the three months ended June 30, 2022, and net sales of $22.6 million and a net loss of $2.0 million for the six months ended June 30, 2022, related to the Target’s operations since the acquisition date of February 1, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Unaudited Supplemental Pro Forma Information
The following table presents the unaudited pro forma combined results of operations of the Company and Target for the three and six months ended June 30, 2022 and 2021, as if the acquisition had occurred on January 1, 2021. The pro forma information presented is for informational purposes only and is not indicative of results of operations that would have been achieved had the Acquisition taken place at the beginning of the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenue	89,782	87,592	190,957	185,158
Net income (loss)	(6,933)	(14,227)	(6,727)	(14,526)
NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Prepaid expenses and other advances	$6,181	$6,904
Software licenses	2,648	2,547
Insurance	500	1,271
Inventory purchase advances	1,151	23
Cloud computing subscription & implementation costs	549	4,841
Other current assets	293	983
Total prepaid expenses and other current assets	$11,322	$16,569
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

(in thousands)	Estimated Life (in years)	June 30, 2022	December 31, 2021
Office and computer equipment	3 – 7 years	$17,439	$14,442
Leasehold improvements	Up to 10 years	10,539	10,503
Furniture and fixtures	3 – 7 years	4,065	4,054
Software	3 – 5 years	2,366	2,277
		34,409	31,276
Less: accumulated depreciation		(14,022)	(10,876)
Property and equipment, net		$20,387	$20,400
Depreciation expense for the three months ended June 30, 2022, and 2021 totaled $1.6 million and $1.3 million, respectively. Depreciation expense for the six months ended June 30, 2022, and 2021 totaled $3.2 million and $2.7 million, respectively.
We lease various equipment and software under finance leases. The depreciation expense associated with the assets under finance leases for the three months ended June 30, 2022, and 2021, totaled $0.1 million for each period. The depreciation expense associated with the assets under finance leases for the six months ended June 30, 2022, and 2021, totaled $0.2 million for each period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Assets held under finance leases are included in property and equipment as follows:

(in thousands)	June 30, 2022	December 31, 2021
Office and computer equipment	$1,682	$1,682
Less: accumulated depreciation	(816)	(656)
Total financing leases included in property and equipment	$866	$1,026
NOTE 7. INTANGIBLE ASSETS AND GOODWILL
The activity for goodwill as of June 30, 2022 is as follows:

(in thousands)
Balance at December 31, 2021	455,206
Acquisitions (see Note 4)	27,417
Impairment	—
Balance at June 30, 2022	$482,623
The carrying amount of goodwill by reporting unit as of June 30, 2022 is $88.9 million for Advanced Plan Administration (“APA”), $190.2 million for Supplemental Benefits Administration (“SBA”), $138.2 million for Value Based Payment Assurance (“VBPA”), $37.9 million for Advisory Services (“Advisory”) and $27.4 million for HealthSmart acquisition, respectively.
The goodwill allocated to the Technology Enabled Solutions and Advisory Services reportable segments is $444.7 million and $37.9 million, respectively as of June 30, 2022. Goodwill is assessed for impairment on an annual basis (on October 1 of each year) and on an interim basis when indicators of impairment exist. There were no indicators of impairment as of June 30, 2022.
As a result of the decline in our stock price for the three months ended March 31, 2022, we performed an interim impairment test for goodwill for APA, SBA, VBPA and Advisory reporting units using the quantitative approach as of March 31, 2022. Since HealthSmart was recently acquired, no impairment test was performed on that reporting unit. Based on our evaluation performed, we determined the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of March 31, 2022. Our stock price increased during the three months ended June 30, 2022, and it was not considered an indicator of impairment as of June 30, 2022.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The carrying value of identifiable intangible assets consisted of the following as of June 30, 2022:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$35,900	$(4,302)	$31,598
Customer relationships	214,500	(49,306)	165,194
Technology	47,800	(13,543)	34,257
Capitalized software development costs	14,407	(3,431)	10,976
Total intangible assets	$312,607	$(70,582)	$242,025
The carrying value of identifiable intangible assets consisted of the following as of December 31, 2021:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Trade names	$27,300	$(3,395)	$23,905
Customer relationships	189,000	(40,091)	148,909
Technology	47,800	(11,153)	36,647
Capitalized software development costs	12,454	(1,901)	10,553
Total intangible assets	$276,554	$(56,540)	$220,014
Amortization expense for Trade names, Customer relationships and Technology for the three months ended June 30, 2022, and 2021, totaled $6.1 million and $5.9 million, respectively. Amortization expense for Trade names, Customer relationships and Technology for the six months ended June 30, 2022, and 2021, totaled $12.3 million and $11.7 million, respectively.
Amortization expense for Capitalized software development costs for the three months ended June 30, 2022, and 2021, totaled $1.0 million and $0.6 million, respectively. Amortization expense for Capitalized software development costs for the six months ended June 30, 2022, and 2021, totaled $1.6 million and $0.8 million, respectively.

NOTE 8. ACCRUED EXPENSES
Accrued expenses and other current liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Contingent consideration	$2,254	$—
Incentive bonus	780	15,214
Restructuring - severance costs	1,134	—
Employee related	9,687	11,154
Sales and use tax	6,717	6,865
Rebates	4,073	4,276
Accrued interest	1	637
Accrued professional fees	9,252	7,046
Refundable deposits	3,191	—
Other	3,336	3,366
Total accrued expenses	$40,425	$48,558

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Covenants
The Credit Facility contains a financial covenant that requires us to maintain as of the last day of each period of four consecutive quarters of the Company, a First Lien Net Leverage Ratio not to exceed 7.4 to 1.0 if, as of the last day of any fiscal quarter of the Company, there are outstanding revolving loans and letters of credit (excluding (i) undrawn letters of credit in an aggregate face amount up to $10.0 million and (ii) letters of credit (whether drawn or undrawn) to the extent reimbursed, cash collateralized or backstopped on terms reasonably acceptable to the applicable issuing bank on or prior to the date that is three business days following the end of the applicable period of four consecutive fiscal quarters of CHS in an aggregate principal amount exceeding 35% of the aggregate principal amount of the Revolving Facility at such time. We were in compliance with our debt covenants at June 30, 2022.
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
Other Information
As of June 30, 2022, and December 31, 2021, unamortized deferred financing costs for the Term Loans totaled $5.1 million and $3.0 million, respectively. Amortization of deferred financing costs for the three months ended June 30, 2022, and 2021, totaled $0.2 million and $0.3 million, respectively. Amortization of deferred financing costs for the six months ended June 30, 2022, and 2021, totaled $0.3 million and $0.6 million, respectively.
As of June 30, 2022, and December 31, 2021, unamortized deferred financing costs associated with the Revolving Facility totaled $0.4 million and $0.5 million, respectively, and were included in Other assets in the condensed consolidated balance sheets. Amortization of deferred financing costs was approximately $50 thousand for each of the three months ended June 30, 2022, and 2021. Amortization of deferred financing costs was approximately $0.1 million for each of the six months ended June 30, 2022, and 2021.
Amortization of deferred financing costs is included within Interest expense in the condensed consolidated statement of operations and comprehensive income (loss).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
For the six months ended June 30, 2022, and 2021, the average interest rate for the Term Facility was 5.6% and 6.6%, respectively. As of June 30, 2022, and December 31, 2021, the aggregate principal balance was $192.6 million for each period.
For the six months ended June 30, 2022, the average interest rate for the 2022 Incremental Term Loan was 5.6%. As of June 30, 2022, the aggregate principal balance was $77.8 million.
For the six months ended June 30, 2022, and 2021, the average interest rate for the Revolving Facility was 2.75% for each period. As of June 30, 2022, and December 31, 2021, the available balance was $39.4 million. On January 23, 2020, we established an irrevocable transferable letter of credit (“LOC”) in the favor of a lessor totaling $0.5 million. The LOC expired on January 31, 2021, however, per the terms of the agreement, the LOC automatically extends for a one year period upon the expiration date and each anniversary thereafter, unless at least 60 days prior to such expiration date or anniversary written notice is provided that we elect not to extend the LOC. The LOC was automatically extended for a one year period on January 31, 2022.
Debt consists of the following as of June 30, 2022, and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Term loans	$270,436	$192,631
Less: deferred financing costs	(5,064)	(2,988)
Term loans, net of deferred financing costs	265,372	189,643
Less: current portion	(780)	—
	$264,592	$189,643
Debt Maturities Schedule
The required principal payments for Term Loans for each of the five years and thereafter following the balance sheet date are as follows:

(in thousands)
For the six months ending December 31, 2022	$390
2023	780
2024	780
2025	780
2026	267,706
Total	$270,436
NOTE 10. SHAREHOLDERS’ EQUITY
As of June 30, 2022, we are authorized to issue 500,000,000 shares of common stock, par value $0.01 per share and 25,000,000 shares of preferred stock, par value $0.01 per share. See Note 1 for additional information related to the Stock Split and IPO.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
In March 2022, pursuant to the 2021 Plan, the Company issued 2,508,629 RSUs and 1,245,943 performance restricted stock units (“PSUs”) with a grant date fair value of $6.70 per unit to certain employees and Board members. The grants are time-vesting awards which vest 25% on the first anniversary of the commencement date, and the remainder will vest in 12 equal 3-month installments over the following three years. The RSU grants issued to the Board members are time-vesting awards which vest 100% on the earlier of (a) the 1st anniversary of the vesting commencement date or (b) the day immediately prior to the next annual meeting of shareholders. The PSUs have a performance condition that affects vesting and is subject to the Company meeting certain annual Adjusted Earnings Before Interest, Income Tax, Depreciation and Amortization (“Adjusted EBITDA”) target.
The following table summarizes the total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Selling, general and administrative	$2,866	$1,083	$4,130	$2,073
Total stock-based compensation expense	$2,866	$1,083	$4,130	$2,073
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Stock Option Grants
Stock option activity and information about stock options outstanding are summarized in the following table:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	5,636,154	$7.68	8.29
Granted	—	—	—
Exercised	—	—	—
Forfeited	(21,749)	6.76	—
Outstanding at June 30, 2022	5,614,405	7.68	7.79
Vested or expect to vest as of June 30, 2022	5,614,405	7.68	7.79
Vested and Exercisable as of June 30, 2022	3,101,532	7.70	7.72
The stock options are equity-based awards and their aggregate intrinsic value outstanding and exercisable at June 30, 2022, is $8.7 million.
As of June 30, 2022, there was approximately $8.2 million total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 1.80 years.
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
Restricted Stock Units
Activity and information about non-vested RSUs outstanding are summarized in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value (in thousands)
Outstanding at December 31, 2021	154,286	$2,006
Granted	3,754,572	25,156
Vested	(38,572)	(500)
Forfeited	(61,335)	(411)
Outstanding at June 30, 2022	3,808,951	$26,251
One RSU gives the right to one share of the Company’s common stock. RSUs that vest based on service are measured based on the fair value of the underlying stock on the date of grant. Compensation with respect to RSU awards is expensed on a straight-line basis over the vesting period.
As of June 30, 2022, there was approximately $24.5 million total unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted average period of 3.61 years.
Long-Term Incentive Awards
In March 2020, Convey issued fifty-six (56) Long-Term Incentive (LTI) awards with a total grant-date fair value of $1.1 million to employees. These awards vest upon satisfaction of the performance condition as determined by our Board at its sole discretion, subject to the participants continued employment or service. The performance condition is satisfied by TPG meeting a certain multiple-of-money return, on a scale, prior to or upon (i) TPG in the aggregate beneficially owning less than 20% of the voting equity securities of the Company or (ii) the date on which a change in control occurs. The awards contain a market condition with an implicit performance condition. No awards have vested as of June 30, 2022, as such events did not occur during the six months ended June 30, 2022. No awards have been granted or cancelled during the six months ended June 30, 2022. The awards do not expire. On the date the performance condition is met, any unvested awards will be forfeited.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

LTI Awards
Outstanding as of December 31, 2021	43
Forfeited	(6)
Outstanding as of June 30, 2022	37
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
NOTE 12. EMPLOYEE SAVINGS PLAN
We offer our employees a savings plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby employees may contribute a percentage of their compensation, not to exceed the maximum amount allowable under the Code. At the discretion of our Board, we may elect to make matching or other contributions into the savings plan. We made matching contributions of $0.7 million and $0.5 million for the three months ended June 30, 2022 and 2021, and $1.6 million and $1.2 million for the six months ended June 30, 2022, and 2021, respectively, to our employee savings plan, which is included within Selling, general and administrative expenses, Cost of services and Cost of products in the condensed consolidated statement of operations and comprehensive income (loss).
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
Our income tax (expense) benefit for the three months ended June 30, 2022 and 2021, was $2.7 million and $5.2 million, respectively. For the six months ended June 30, 2022 and 2021, our income tax (expense) benefit was $3.4 million and $6.2 million, respectively. For the six months ended June 30, 2022, our effective tax rate of 35.3%, before discrete items, was above the U.S. statutory rate of 21.0% primarily due to foreign and state taxes net of the federal benefit, disallowed wage expense and fringe benefits, and non-deductible compensation for covered employees. These unfavorable items were offset by tax credits. Additionally, for the six months ended June 30, 2022, we recorded discrete tax expense associated with non-deductible compensation for covered employees and nondeductible mergers and acquisitions related costs, offset by a discrete tax benefit associated with a change in our state tax rate. For the six months ended June 30, 2021, our effective tax rate of 27.3% was above the U.S. statutory rate of 21.0% primarily due to state taxes, tax on Global Intangible Low-Taxed Income, disallowed wage expense and fringe benefits, and certain other non-deductible items. These items were primarily offset by tax credits. We did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties were recorded as a result of tax uncertainties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. TRANSACTION RELATED COSTS AND RESTRUCTURING CHARGES
The following table represents the components of Transaction related costs and restructuring charges as reported in the condensed consolidated statements of operations and comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Transaction related costs
Mergers and acquisitions related costs	$94	$68	$735	$98
Public company readiness costs	446	1,488	446	2,544
Going private costs	4,080	—	4,080	—
Restructuring charges
Severance costs	1,134	—	1,134	—
Total	$5,754	$1,556	$6,395	$2,642
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
Inventory Purchases
As of June 30, 2022 and December 31, 2021, we have contractual commitments to purchase inventory from certain manufacturers totaling $13.8 million and $5.2 million, respectively.
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
On August 2, 2022, the Company received a demand from a purported stockholder of the Company pursuant to 8 Del. C. § 220 (the “Demand Letter”) to inspect books and records of the Company relating to, among other things, the Company’s entry into the proposed Merger with Commodore and the TPG Stockholder. On August 9, 2022, the Company replied, offering to meet and confer with the stockholder's counsel to negotiate an appropriate production in response to the Demand Letter, while reserving all rights. On August 10, 2022, the purported stockholder filed a complaint in the Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law. The case is at a very early stage and the outcome of such demand and complaint and any litigation ensuing from such demand and complaint cannot be assured, including the amount of fees and costs associated with defending this claim or any other liabilities that may be incurred in connection therewith. For this same reason, the Company cannot currently estimate the loss or the range of possible losses it may experience in connection with this claim.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Sales Tax Accrual
ASC Topic 450, Contingencies, (“ASC 450”) requires an estimated loss to be accrued by a charge to income if it is probable that a liability has been incurred at the date of the financial statements and the amount of the liability can be reasonably estimated. We recognized liabilities for contingencies related to state sales and use tax deemed probable and estimable totaling $6.7 million and $6.9 million at June 30, 2022, and December 31, 2021, respectively. These are included in accrued liabilities in our condensed consolidated balance sheets.
NOTE 16. RELATED PARTY TRANSACTIONS
TPG Management Service Agreement
On September 4, 2019, in connection with the Convey Merger, we had entered into a management services agreement (“MSA”) with TPG. Under the MSA, TPG agreed to provide certain financial, strategic advisory services, and consulting services in exchange for (i) reimbursement of certain expenses incurred by TPG and (ii) an aggregate annual retainer fee of 1% based on our previous year’s consolidated EBITDA determined by our Board. Additional services may be provided in exchange for the fees structured within the MSA. During the six months ended June 30, 2022, and 2021, we paid management and consulting fees of $0 and $0.3 million, respectively. Also, during the six months ended June 30, 2022, and 2021, we paid TPG a fee of $1.0 million for each period for services provided in connection with establishing: (i) the 2022 Incremental Term Loan and (ii) the 2021 Incremental Term Loan.
In the event the MSA was terminated by an IPO or business combination and TPG continues to hold at least 10% of equity of the Company upon closing of such transaction, we were required to pay TPG the net present value of the remaining portion of management and consulting fees that would have been incurred until three years after the date of such termination, as well as certain other expenses of TPG. In connection with the IPO completed in June 2021, the MSA was terminated and we incurred a $2.3 million termination fee. The termination fee is included within Selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). There were no amounts payable to TPG as of June 30, 2022, or December 31, 2021.
EIR Partners Consulting Agreement
We have a Consulting Agreement with EIR Partners, LLC (“EIR”), a former member of our Board, and a current shareholder. Under the terms of the Consulting Agreement, EIR provides consulting services for the purpose of analyzing and reviewing potential sellers in the marketplace for the benefit of the Company as agreed to from time-to-time. As compensation for service, the Company remits to EIR $10 thousand monthly, plus reasonable out-of-pocket expenses incurred in the performance of the duties under the Consulting Agreement. The Consulting Agreement may be terminated by either party upon providing 10 days advance written notice and unless terminated, automatically renews for additional terms of one year. For the six months ended June 30, 2022, and 2021, $60 thousand was paid for services rendered during each period. The Consulting Agreement is still active with the Company.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation expense, transaction related costs and restructuring charges, acquisition bonus expense, inventory step-up, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as management and board of directors fees, management service agreement termination fee, and fees associated with obtaining the incremental term loans.
We do not report assets by reportable segment, as this metric is not used by the CODM group to allocate resources to the segments.
Presented in the tables below is revenue and Segment Adjusted EBITDA by reportable segment:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
(in thousands)	Technology Enabled Solutions	Advisory Services	Technology Enabled Solutions	Advisory Services
Revenue	$75,619	$14,163	$158,785	$27,705
Segment Adjusted EBITDA	$8,668	$5,897	$21,038	$11,221

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(in thousands)	Technology Enabled Solutions	Advisory Services	Technology Enabled Solutions	Advisory Services
Revenue	$61,366	$13,882	$130,949	$26,931
Segment Adjusted EBITDA	$15,877	$5,264	$32,253	$8,602
The following table presents a reconciliation of Segment Adjusted EBITDA to the condensed consolidated U.S. GAAP net income (loss) from operations:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Technology Enabled Solutions Segment Adjusted EBITDA	$8,668	$15,877	$21,038	$32,253
Advisory Services Segment Adjusted EBITDA	5,897	5,264	11,221	8,602
Total	$14,565	$21,141	$32,259	$40,855
Unallocated(1)	$(2,387)	$(2,873)	$(4,761)	$(4,991)
Adjustments to reconcile to U.S. GAAP net income (loss)
Depreciation and amortization	(9,012)	(7,823)	(17,264)	(15,194)
Interest, net	(4,188)	(6,394)	(7,908)	(11,861)
Income tax provision	2,683	5,166	3,359	6,173
Cost of COVID-19(2)	—	(1,127)	(274)	(2,311)
Sales and use tax	—	(2,570)	—	(3,968)
Non-cash stock compensation expense	(2,866)	(1,083)	(4,130)	(2,073)
Transaction related costs and restructuring charges(3)	(5,754)	(1,556)	(6,395)	(2,642)
Acquisition bonus expense	(88)	(96)	(147)	(289)
Inventory step-up(4)	(2,838)	—	(4,731)	—
Loss on extinguishment of debt	—	(5,015)	—	(5,015)
Director and officer prior act liability insurance policy (5)	—	(7,861)	—	(7,861)
Other(6)	(5)	(3,052)	(1,052)	(4,900)
Net income (loss)	$(9,890)	$(13,143)	$(11,044)	$(14,077)
________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
(3)Transaction related costs and restructuring charges primarily consist of public company readiness costs, expenses for corporate development such as mergers and acquisitions activity, due diligence costs, going private costs and restructuring charges such as severance costs.
(4)Incremental cost of products associated with the step-up of inventory recognized in purchase accounting for the HealthSmart acquisition.
(5)In connection with the IPO, we made a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021.
(6)These adjustments include individual adjustments related to fees associated with obtaining the incremental term loans, management fees, management service agreement termination fee, and board of director related fees.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The components of lease expense were as follows:

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease costs	$1,393	$2,649
Variable lease costs	745	1,500
Short-term lease costs	373	706
Finance lease cost
Amortization of right-of-use assets	89	178
Interest on lease liabilities	7	13
Total lease expense	$2,607	$5,046
The table below summarizes our scheduled future minimum lease payments under operating and finance leases, recorded on the condensed consolidated balance sheet as of June 30, 2022:

(in thousands)	Operating Leases	Finance Leases
For the six months ending December 31, 2022	$3,402	$315
2023	6,846	368
2024	6,085	138
2025	4,558	89
2026	2,741	—
Thereafter	4,471	—
Total	$28,103	$910
Less: amounts representing interest	$(2,707)	$(43)
Net present value of lease obligations	$25,396	$867
The following table presents the balances for operating and finance right-of-use assets and lease liabilities:

(in thousands)	Classification	June 30, 2022
Assets
Operating lease assets	Right-of-use assets	$19,943
Finance lease assets	Property and equipment	866
Total lease assets		$20,809

Liabilities
Current liabilities
Operating lease liabilities	Operating lease liabilities	$5,916
Finance lease liabilities	Finance lease obligations	555
Non-current liabilities
Operating lease liabilities	Operating lease liabilities	19,480
Finance lease liabilities	Finance lease obligations	312
Total lease liabilities		$26,263

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below presents additional information related to our leases as of June 30, 2022:

(in thousands)	Six Months Ended June 30, 2022
Supplemental cash flow information and non-cash activity:
Cash paid for amounts related to lease liabilities:
Operating cash flows from finance leases (interest)	$13
Operating cash flows from operating leases	$3,145
Financing cash flows from finance leases (principal payments)	$160
Operating lease assets obtained in exchange for lease liabilities	$2,490

Weighted Average Remaining Lease Term (in years):
Operating leases	4.8
Finance leases	2.1

Weighted Average Discount Rate:
Operating leases	3.7%
Finance leases	3.9%

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
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies and other future conditions. Such forward-looking statements may include, without limitation, statements about future opportunities for us and our products and services, our future operations, financial or operating results, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions and other expectations and targets for future periods. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “predict,” “project,” “target,” “potential,” “seek,” “will,” “would,” “could,” “should,” continue,” contemplate,” “plan” and other words and terms of similar meaning. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and cash flows, and the development of the markets in which we operate, are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, among others, the following: with respect to the Merger, the Merger not being completed or delayed and the business uncertainties and certain contractual restrictions we are subject to while the Merger is pending; our ability to retain our existing clients or attract new clients, and sell additional solutions and services to our clients; our dependence on a small number of clients for a substantial portion of our total revenue; limitations of our clients’ growth prospects, and the failure of the size of the total addressable markets in which we compete or expect that we may compete in the future to grow at rates currently expected; our ability to achieve or maintain profitability; Federal reductions in Medicare Advantage funding; significant consolidation in the healthcare industry, and decisions by clients to perform internally some of the same solutions or services we offer; the limited operating history we have with certain of our solutions; a failure to deliver high-quality member management services to our clients’ members; the competition we face from healthcare services and technology companies; risks related to acquisitions of other businesses or technologies and other significant transactions; increases in labor costs, including due to changing minimum wage laws, and an overall tightening of the labor market; the long and unpredictable sales and integration cycles for our solutions; an economic downturn or volatility, including as a result of the ongoing COVID-19 pandemic; our ability to achieve market acceptance of new or updated solutions and services; our reliance on third parties for certain components of our business; significant fluctuations in our quarterly results of operations due to seasonality; our ability to achieve or maintain adequate utilization and suitable billing rates for our consultants, and our ability to deliver our services to our clients; recent and future developments in the Medicare Advantage market or the healthcare industry generally, including with respect to changing laws and regulations; our ability to comply with applicable laws, regulations and standards relating to data privacy and security; security breaches or incidents, failures and other disruptions of the information technology systems used in our business operations and of the sensitive information we collect, process, transmit, use and store; disruptions in service, and other software and systems failures, affecting us and our vendors; our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights; our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties; our substantial indebtedness, and the restrictions imposed by our indebtedness on our subsidiaries; identified material weaknesses in our internal control over financial reporting and a failure to remediate these material weaknesses, and the effectiveness of our internal control over financial reporting; and the significant influence our principal stockholder, TPG, has over us.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A "Risk Factors" of our Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We qualify all of the forward-looking statements in this Form 10-Q by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Plan of Merger, Going Private and Restructuring Charges
On June 20, 2022, the Company, Commodore Parent 2022, LLC, a Delaware limited liability company (“Commodore”), and Commodore Merger Sub 2022, Inc., a Delaware corporation and a wholly owned subsidiary of Commodore (“Commodore Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, Commodore Merger Sub will merge (the “ Merger”) with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”). Commodore and Commodore Merger Sub are affiliates of TPG Cannes Aggregation, L.P., an affiliate of TPG Global, LLC and the holder of a majority of the outstanding shares of capital stock of the Company (the “TPG Stockholder”).
A special committee of the board of directors of the Company (the “Board”) comprised solely of members of the Board that are independent of TPG Stockholder and its respective affiliates, reviewed, evaluated and (i) determined by unanimous vote, that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable, fair to, and in the best interests of, the Company and its stockholders (other than the TPG Stockholder and any of its respective affiliates or the Company’s officers and directors) and (ii) recommended that the Board approve the transaction. Acting upon the recommendation of the special committee, the Board approved the transaction.
Following the execution of the Merger Agreement, the TPG Stockholder, the holder of approximately 75% of the outstanding shares of common stock, executed a written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. No further approval of the stockholders of the Company is required to approve the Merger. The transaction is expected to close in the second half of 2022. Completion of the transaction is subject to customary closing conditions. Upon completion of the transaction, the Company will become a private company and the shares of common stock of the Company will no longer be publicly listed or traded on the New York Stock Exchange.
At the effective time of the Merger (the “Effective Time”) each share of common stock of the Company, issued and outstanding immediately prior to the Effective Time, (other than Rollover Shares (as defined below), common stock owned by the Company, the TPG Stockholder and its respective affiliates and common stock with respect to which appraisal rights under Delaware law are properly exercised and not withdrawn) will be converted into the right to receive an amount in cash equal to $10.50 per share, payable to the holder thereof, without interest. Commodore and Commodore Merger Sub have secured commitments (which may be assigned to the Company) for debt financing consisting of an incremental term loan facility in an aggregate principal amount of up to $180.0 million to be provided by certain lenders to the Company under the Company’s existing Credit Agreement (as defined above) on the terms and subject to the conditions set forth in the debt commitment letter. The obligations of such lenders to provide debt financing under the debt commitment letter are subject to a number of customary conditions. In addition, certain of the Company’s directors and officers have entered into a rollover and support agreement with Commodore, pursuant to which, among other matters, such rollover investors have agreed that a certain portion of their shares of common stock (the “Rollover Shares”) will be converted into Surviving Corporation shares.
Pursuant to the Merger Agreement, at the Effective Time, each outstanding option to purchase shares of common stock, restricted stock unit and performance-based restricted stock unit, will remain outstanding and continue to be subject to the same terms and conditions as immediately prior to the Effective Time, as set forth in the applicable Company equity plan and award agreement, with certain exceptions.
Pursuant to rules adopted by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company will prepare and file with the SEC, and thereafter mail to its stockholders, a Schedule 14C Information Statement where you can find additional information about the Merger.
As part of the assessment of the Merger and the going private transaction, the Company incurred legal and financial advisory fees which are recorded as transaction related costs.
In addition, the Company recorded severance costs as restructuring charges as a result of labor force reductions associated with the going private transaction, the closure of the Pompano Beach, Florida distribution center and other labor force reductions initiatives. On June 22, 2022, the Company filed a Workers Adjustment and Retraining Notification (“WARN”) alerting state officials of job cuts driven by closure of the Pompano Beach, Florida distribution center. The closure is to be effective August 31, 2022. The Pompano Beach distribution center operations will be handled through a new distribution center in Las Vegas, Nevada. Restructuring charges are recorded as corporate costs and not allocated to the reportable segments. See Note 14. Transaction Related Costs and Restructuring Charges, to the notes accompanying our financial statements, for cost details.
COVID-19 Pandemic
COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020. Governments at the national, state, and local level in the U.S., and globally, have implemented varying measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings of people, work from home and supply chain logistical changes. While some of these actions have eased, escalating transmission rates (including variants of COVID-19), uneven vaccination and vaccination booster rates and further governmental guidance and orders may result in having to reimplement certain of these measures or implementing new and additional ones. The spread of COVID-19 has also caused significant volatility in United States and international markets and has had and continues to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices.
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
The full extent to which the COVID-19 pandemic and the various responses to the COVID-19 pandemic continues to impact our business, operations or financial condition will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to, the duration, severity and scope of the COVID-19 pandemic (including due to new variants); actions by governmental entities, businesses and individuals that have been and continue to be taken in response to the pandemic; the effect on our clients and demand by clients, clients and our clients’ members for and ability to pay for our solutions and services; and disruptions or restrictions on our employees’ ability to work and travel. The impact of these factors and others on our suppliers and clients could persist for some time after governments ease their restrictions and after the overall number of COVID-19 cases in the United States decreases. We may continue to experience higher than usual costs as a result of COVID-19 for the foreseeable future.
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
We define EBITDA as net income (loss) adjusted for interest, net, income tax expense (benefit), and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA further adjusted for certain items of a significant or unusual nature, including but not limited to, change in fair value of contingent consideration, COVID-19 cost impacts, non-cash stock compensation expense, transaction related costs and restructuring charges, acquisition bonus expense, loss on extinguishment of debt, director and officer prior act liability insurance policy, inventory step-up and other costs. Other includes costs such as management fees, management service agreement termination fee, and fees associated with obtaining the incremental term loans.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(9,890)	$(13,143)	$(11,044)	$(14,077)
Interest, net	4,188	6,394	7,908	11,861
Income tax expense (benefit)	(2,683)	(5,166)	(3,359)	(6,173)
Depreciation and amortization expense	9,012	7,823	17,264	15,194
EBITDA	627	(4,092)	10,769	6,805
Change in fair value of contingent consideration	—	96	—	96
Cost of COVID-19(1)	—	1,127	274	2,311
Non-cash stock compensation expense(2)	2,866	1,083	4,130	2,073
Transaction related costs and restructuring charges(3)	5,754	1,556	6,395	2,642
Acquisition bonus expense	88	96	147	289
Loss on extinguishment of debt(4)	—	5,015	—	5,015
Director and officer prior act liability insurance policy(5)	—	7,861	—	7,861
Inventory step-up(6)	2,838	—	4,731	—
Other(7)	5	2,464	1,052	3,978
Adjusted EBITDA	$12,178	$15,206	$27,498	$31,070
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
(3)Transaction related costs and restructuring charges primarily consist of public company readiness costs, expenses for corporate development such as mergers and acquisitions activity, due diligence costs, going private costs and restructuring charges such as severance costs.
(4)The loss on extinguishment of debt was recognized for prepayment of outstanding indebtedness.

(5)In connection with the IPO, we made a $7.9 million one-time payment on a 3-year director and officer prior act liability insurance policy. We deemed this policy to be a retroactive insurance policy and in accordance with ASC 720-20-25, “Retrospective Contracts”, we expensed the premium of $7.9 million in June 2021.
(6)Incremental cost of products associated with the step-up of inventory recognized in purchase accounting for the HealthSmart acquisition.
(7)Other includes other individual adjustments related to fees associated with obtaining the incremental term loans, management fees and management service agreement termination fee. All costs are included in selling, general and administrative expenses on our statements of operations and comprehensive income (loss).
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
Transaction related costs and restructuring charges include professional services incurred in connection with public company readiness costs, expenses for corporate development such as mergers and acquisitions activity, due diligence costs, going private costs and restructuring charges such as severance costs.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022, and 2021
The following table sets forth our results of operations for the periods indicated:

	For the Three Months Ended June 30,		Change
(in thousands, except for percentages)	2022	2021	$	%
Net revenues:
Services	$43,828	$42,284	$1,544	4%
Products	45,954	32,964	12,990	39%
Net revenues	89,782	75,248	14,534	19%
Operating expenses:
Cost of services	22,397	20,785	1,612	8%
Cost of products	36,909	22,299	14,610	66%
Selling, general and administrative	24,095	29,589	(5,494)	(19)%
Depreciation and amortization	9,012	7,823	1,189	15%
Transaction related costs and restructuring charges	5,754	1,556	4,198	270%
Change in fair value of contingent consideration	—	96	(96)	—%
Total operating expenses	98,167	82,148	16,019	20%
Operating income	(8,385)	(6,900)	(1,485)	22%
Other income (expense):
Loss on extinguishment of debt	—	(5,015)	5,015	—%
Interest expense	(4,188)	(6,394)	2,206	(35)%
Total other expense, net	(4,188)	(11,409)	7,221	(63)%
Income (loss) before income taxes	(12,573)	(18,309)	5,736	(31)%
Income tax (expense) benefit	2,683	5,166	(2,483)	(48)%
Net income (loss)	$(9,890)	$(13,143)	$3,253	(25)%
Net Revenues
Services Revenue
Services revenue was $43.8 million and $42.3 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The $1.5 million increase is driven by $3.2 million attributable to customer membership base increase and $5.0 million by net new consulting projects. This is offset by a decrease of $6.7 million in discontinued contracts.

Products Revenue
Products revenue was $46.0 million and $33.0 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The increase of $13.0 million is driven by $15.1 million attributable to the acquisition of HealthSmart and $8.4 million in new and existing client growth memberships. This is offset by a decrease of $10.5 million in discontinued contracts.
Operating Expenses
Cost of Services
Cost of services was $22.4 million and $20.8 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The increase of $1.6 million is primarily attributable to higher staffing levels to handle increased support to our existing clients, wage increases and incentives paid to agents to handle increased call volumes.
Cost of Products
Cost of products was $36.9 million and $22.3 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The increase of $14.6 million is driven by $10.5 million attributable to product costs associated with HealthSmart, $2.8 million of purchase accounting inventory step-up for HealthSmart, $0.8 million due to higher volume, and $0.5 million due to higher rates and increased shipping costs.
Selling, General and Administrative
Selling, general and administrative was $24.1 million and $29.6 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The decrease of $5.5 million is driven by $10.2 million of non-recurring going public costs incurred in 2021; offset by $1.6 million attributable to the acquisition of HealthSmart, $1.8 million higher stock compensation expense, and $1.3 million driven by higher IT, accounting, HR, and operational costs, offset by lower expected management incentive bonus.
Depreciation and Amortization
Depreciation and amortization was $9.0 million and $7.8 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The increase of $1.2 million in depreciation and amortization expense is due to the acquisition of HealthSmart and capitalization of software development programs.
Transaction Related Costs and Restructuring Charges
Transaction related costs and restructuring charges were $5.8 million and $1.6 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The increase of $4.2 million is primarily due to the costs associated with the company restructuring and costs incurred for the assessment of the Merger and going private transaction, offset by costs associated with readiness of last year’s IPO.
Other Income (Expense)
Interest Expense
Interest expense was $4.2 million and $6.4 million for the three months ended June 30, 2022, and June 30, 2021, respectively. The decrease of $2.2 million is mainly attributable to lower outstanding balances due to the pay down of the term loan from IPO proceeds; offset by the incremental term loan entered into to finance the HealthSmart acquisition. Furthermore, lower interest rates for both the term loan and the incremental term loan were also a factor.
Segment Information
Our reportable segments have been determined in accordance with Accounting Standards Codification Topic 280, Segment Reporting. We have two reportable segments: Technology Enabled Solutions and Advisory Services. We evaluate the performance of each of our two operating segments based on segment revenue and Segment Adjusted EBITDA.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation expense, transaction related costs and restructuring charges, acquisition bonus expense, inventory step-up, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as management and board of directors fees, management service agreement termination fees, and fees associated with obtaining the incremental term loans.
See Note 17. Segment Information, to the notes accompanying our financial statements.
The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to our financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the Three Months Ended June 30,		Change
(in thousands, except for percentages)	2022	2021	$	%
Revenue
Technology Enabled Solutions	$75,619	$61,366	$14,253	23%
Advisory Services	14,163	13,882	281	2%
Total	$89,782	$75,248	$14,534	19%
Segment Adjusted EBITDA
Technology Enabled Solutions	$8,668	$15,877	$(7,209)	(45)%
Advisory Services	5,897	5,264	633	12%
Total	$14,565	$21,141	$(6,576)	(31)%
Segment Revenues
Technology Enabled Solutions revenue was $75.6 million and $61.4 million for the three months ended June 30, 2022, and 2021, respectively. The increase of $14.3 million was mainly attributable to: (i) revenue from the acquisition of HealthSmart, and (ii) existing client growth of membership base accounts.
Advisory revenue was $14.2 million and $13.9 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.3 million was primarily driven by new projects within our existing client base.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $8.7 million and $15.9 million for the three months ended June 30, 2022, and 2021, respectively. The decrease of $7.2 million was primarily attributable to higher staffing levels to handle increased support to our existing clients, wage increases, higher product costs, and increased shipping costs due to continued supply chain constraints and inflationary pressures. The decrease is offset by the contribution from the HealthSmart acquisition and higher volume.
Advisory Segment Adjusted EBITDA was $5.9 million and $5.3 million for the three months ended June 30, 2022, and 2021, respectively. The increase of $0.6 million was attributable to flow through of consulting services demand and higher utilization of our consultants.

Comparison of the Six Months Ended June 30, 2022, and 2021
The following table sets forth our results of operations for the periods indicated:

	For the Six Months Ended June 30, 2022		Change
(in thousands, except for percentages)	2022	2021	$	%
Net revenues:
Services	$90,308	$85,811	$4,497	5%
Products	96,182	72,069	24,113	33%
Net revenues	186,490	157,880	28,610	18%
Operating expenses:
Cost of services	47,873	44,806	3,067	7%
Cost of products	74,145	48,826	25,319	52%
Selling, general and administrative	47,308	49,690	(2,382)	(5)%
Depreciation and amortization	17,264	15,194	2,070	14%
Transaction related costs and restructuring charges	6,395	2,642	3,753	142%
Change in fair value of contingent consideration	—	96	(96)	—%
Total operating expenses	192,985	161,254	31,731	20%
Operating income	(6,495)	(3,374)	(3,121)	93%
Other income (expense):
Loss on extinguishment of debt	—	(5,015)	5,015	—%
Interest expense	(7,908)	(11,861)	3,953	(33)%
Total other expense, net	(7,908)	(16,876)	8,968	(53)%
Income (loss) before income taxes	(14,403)	(20,250)	5,847	(29)%
Income tax (expense) benefit	3,359	6,173	(2,814)	(46)%
Net income (loss)	$(11,044)	$(14,077)	$3,033	(22)%
Net Revenues
Services Revenue
Services revenue was $90.3 million and $85.8 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The $4.5 million increase is driven by $4.6 million attributable to customer membership base increase and $0.2 million by net new consulting projects. This is offset by a decrease of $0.3 million in discontinued contracts.
Products Revenue
Products revenue was $96.2 million and $72.1 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The increase of $24.1 million is driven by $22.3 million attributable to the acquisition of HealthSmart and $1.8 million for net new clients and existing client growth of memberships.
Operating Expenses
Cost of Services
Cost of services was $47.9 million and $44.8 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The increase of $3.1 million is primarily attributable to higher staffing levels to handle increased support to our existing clients, wage increases, and incentives paid to agents to handle increased call volumes.
Cost of Products
Cost of products was $74.1 million and $48.8 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The increase of $25.3 million is driven by $15.6 million attributable to product costs associated with HealthSmart, $4.7 million of purchase accounting inventory step-up for HealthSmart, $2.0 million due to higher volume, and $3.0 million due to higher rates and shipping costs due to supply chain constraints.

Selling, General and Administrative
Selling, general and administrative was $47.3 million and $49.7 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The decrease of $2.4 million is driven by non-recurring IPO costs incurred in 2021; offset by $2.6 million attributable to the acquisition of HealthSmart and $2.1 million driven by higher IT, accounting, HR, and operational costs, offset by lower expected management incentive bonus.
Depreciation and Amortization
Depreciation and amortization was $17.3 million and $15.2 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The increase of $2.1 million in depreciation and amortization expense is due to the acquisition of HealthSmart and capitalization of software development programs.
Transaction Related Costs and Restructuring Charges
Transaction related costs and restructuring charges were $6.4 million and $2.6 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The increase of $3.8 million is primarily due to the costs associated with the company restructuring and costs incurred for the assessment of the Merger and going private transaction, offset by costs associated with readiness of last year’s IPO.
Other Income (Expense)
Interest Expense
Interest expense was $7.9 million and $11.9 million for the six months ended June 30, 2022, and June 30, 2021, respectively. The decrease of $4.0 million is mainly attributable to lower outstanding balances due to the pay down of the term loan from IPO proceeds; offset by the incremental term loan entered into to finance the HealthSmart acquisition. Furthermore, lower interest rates for both the term loan and the incremental term loan were also a factor.
Segment Information
Our reportable segments have been determined in accordance with Accounting Standards Codification Topic 280, Segment Reporting. We have two reportable segments: Technology Enabled Solutions and Advisory Services. We evaluate the performance of each of our two operating segments based on segment revenue and Segment Adjusted EBITDA.
Segment Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude certain items of a significant or unusual nature, including but not limited to, COVID-19 cost impacts, sales and use tax, non-cash stock compensation expense, transaction related costs and restructuring charges, acquisition bonus expense, inventory step-up, loss on extinguishment of debt, director and officer prior act liability insurance policy and other costs. Other includes costs such as management and board of directors fees, management service agreement termination fees, and fees associated with obtaining the incremental term loans.
See Note 17. Segment Information, to the notes accompanying our financial statements.
The segment measurements provided to and evaluated by the chief operating decision maker group are described in the notes to our financial statements. These results should be considered in addition to, and not as a substitute for, results reported in accordance with GAAP.

	For the Six Months Ended June 30,		Change
(in thousands, except for percentages)	2022	2021	$	%
Revenue
Technology Enabled Solutions	$158,785	$130,949	$27,836	21%
Advisory Services	27,705	26,931	774	3%
Total	$186,490	$157,880	$28,610	18%
Segment Adjusted EBITDA
Technology Enabled Solutions	$21,038	$32,253	$(11,215)	(35)%
Advisory Services	11,221	8,602	2,619	30%
Total	$32,259	$40,855	$(8,596)	(21)%

Segment Revenues
Technology Enabled Solutions revenue was $158.8 million and $130.9 million for the six months ended June 30, 2022, and 2021, respectively. The increase of $27.8 million was mainly attributable to: (i) revenue from the acquisition of HealthSmart, and (ii) existing client growth of membership base accounts.
Advisory revenue was $27.7 million and $26.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $0.8 million was primarily driven by new projects within our existing client base.
Segment Adjusted EBITDA
Technology Enabled Solutions Segment Adjusted EBITDA was $21.0 million and $32.3 million for the six months ended June 30, 2022, and 2021, respectively. The decrease of $11.2 million was attributable to higher staffing levels to handle increased support to our existing clients, wage increases, higher product costs, and increased shipping costs due to continued supply chain constraints and inflationary pressures. The decrease is offset by the contribution from the HealthSmart acquisition and higher volume.
Advisory Segment Adjusted EBITDA was $11.2 million and $8.6 million for the six months ended June 30, 2022, and 2021, respectively. The increase of $2.6 million was attributable to flow through of consulting services demand and higher utilization of our consultants.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our existing cash and cash equivalents, cash provided by operating activities and borrowings available under our Credit Agreement. As of June 30, 2022, we had unrestricted cash and cash equivalents of $19.7 million, and as of June 30, 2022, our total indebtedness was $270.4 million.
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
Our principal liquidity needs have been, and we expect them to continue to be, working capital and general corporate needs, debt service, capital expenditures and potential acquisitions. Our capital expenditures for property and equipment to support growth in the business were $3.3 million and $4.2 million for the six months ended June 30, 2022, and 2021, respectively. Additional expenditures for software development were $2.3 million and $2.8 million for the six months ended June 30, 2022, and 2021, respectively.
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
Cash Flows Information
The following table presents a summary of cash flows for the periods presented:

(in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash used in operating activities	$(13,772)	$(21,073)
Net cash used in investing activities	$(80,224)	$(6,251)
Net cash provided by financing activities	$74,971	$3,298

Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022, was $13.8 million compared to $21.1 million of net cash used in operating activities for the six months ended June 30, 2021.
Net loss was $11.0 million for the six months ended June 30, 2022, as compared to $14.1 million net loss for the six months ended June 30, 2021. The net loss for the six months ended June 30, 2022 is attributable to: (i) costs incurred for the HealthSmart acquisition including a $4.7 million purchase accounting inventory step-up and $0.7 million of additional transaction related costs, (ii) going private costs of $4.1 million consisting of legal and financial advisory costs, (iii) restructuring charges of $1.1 million consisting of severance costs, and (iv) higher labor costs and higher freight costs driven by supply chain constraints. Non-cash items were $26.3 million for the six months ended June 30, 2022, as compared to $17.4 million for the six months ended June 30, 2021.
The effect of changes in operating assets and liabilities was a cash decrease of $29.1 million for the six months ended June 30, 2022, as compared to a cash decrease of $24.4 million for the six months ended June 30, 2021. The most significant drivers contributing to this net decrease of $4.7 million relate to the following:
•An increase in accounts receivable when compared to the prior period; and
•Higher cash used on inventory purchases when compared to the prior period.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022, was $80.2 million compared to $6.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash used in investing activities was primarily attributable to the HealthSmart acquisition.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022, was $75.0 million compared to $3.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash provided by financing activities was primarily attributable to net proceeds from the incremental loan established in February 2022 to finance the HealthSmart acquisition and pay fees and expenses related thereto.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2022. The principal commitments consisted of obligations under outstanding operating leases for office facilities, finance leases related to copy machines, our long-term debt, and purchase commitments. The amount of the obligations presented in the following table summarizes as of June 30, 2022, the commitments to settle contractual obligations in cash for the periods presented.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Operating leases for facilities	27,876	3,324	17,345	4,467	2,740
Finance leases	910	315	595	—	—
Long-term debt obligations(1)	270,436	390	2,340	267,706	—
Purchase commitments	14,058	14,058	—	—	—
Total contractual obligations	$313,280	$18,087	$20,280	$272,173	$2,740
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
During the six months ended June 30, 2022, there were no material changes to our critical accounting policies and use of estimates from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Use of Estimates” included in our Form 10-K for the year ended December 31, 2021. The following discussion supplements our Critical Accounting Policies and Use of Estimates Policy for Goodwill as it relates to the interim goodwill impairment test performed as of March 31, 2022.
As a result of the decline in our stock price for the three months ended March 31, 2022, we performed an interim impairment test for goodwill for APA, SBA, VBPA and Advisory reporting units using the quantitative approach as of March 31, 2022. Since HealthSmart was recently acquired, no impairment test was performed on that reporting unit. Based on our evaluation performed, we determined the fair value of each of the reporting units exceeded its respective carrying amount, and therefore, we determined that goodwill was not impaired at any of our reporting units as of March 31, 2022. Our stock price increased during the three months ended June 30, 2022, and it was not considered an indicator of impairment as of June 30, 2022.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are subject to market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Financial instruments that are exposed to concentrations of credit risk primarily consist of accounts receivable. We do not require collateral or other security for receivables, but believe the potential for collection issues with any clients was minimal as of June 30, 2022, based on the lack of collection issues in the past and the high financial standards we require of clients. As of June 30, 2022, two clients accounted for 10.2% and 16.7% of total accounts receivable.
Interest Rate Risk
As of June 30, 2022, we had cash of $19.7 million deposited in non-interest bearing accounts at a major bank with limited to no interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage interest rate risk exposure.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2022.
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
•We have formalized several of our financial reporting policies and procedures and will continue to reflect evolution of the business and the impact of the new ERP.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 2, 2022, the Company received a demand from a purported stockholder of the Company, Christopher Beuer, pursuant to 8 Del. C. § 220 (the “Demand Letter”) to inspect books and records of the Company relating to, among other things, the Company’s entry into the proposed Merger with Commodore and the TPG Stockholder. On August 9, 2022, the Company replied, offering to meet and confer with the stockholder's counsel to negotiate an appropriate production in response to the Demand Letter, while reserving all rights. On August 10, 2022, the purported stockholder filed a complaint in the Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”).
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, Risk Factors, in our Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 23, 2022, except as noted below.
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the control of the parties to the Merger Agreement, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The Merger is subject to certain customary closing conditions, including: (i) the absence of an order, injunction or law restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Merger; (ii) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement, including the representation that the Company has not suffered a “Material Adverse Effect” (as defined in the Merger Agreement) since December 31, 2021; and (iii) performance in all material respects by the parties to the Merger Agreement of their respective obligations thereunder. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to the Merger Agreement to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.
Failure to complete the Merger could adversely affect our stock price and business, results of operations or financial condition.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and we will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following: (i) we will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes; (ii) under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies (iii) we may lose key employees during the period in which we and the TPG Stockholder are pursuing the Merger, which may adversely affect us in the future if we are not able to hire and retain qualified personnel to replace departing employees; and (iv) the proposed Merger, whether or not it closes, will divert the attention of certain of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. If the Merger is not completed, these risks could materially affect our business, results of operations or financial condition and stock price, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed.

While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition.
In connection with the pending Merger, some of our customers, vendors or other third parties may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with us, which could adversely affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without Commodore’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause us to forego certain opportunities we might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
Litigation against us, Commodore, the TPG Stockholder, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
It is a condition to the Merger that no court or other governmental authority of competent jurisdiction shall have enacted, announced, issued, promulgated, enforced or entered any order, injunction or law that is in effect that restrains, enjoins, renders illegal or otherwise prohibits consummation of the Merger. On August 2, 2022, the Company received a demand from a purported stockholder of the Company pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company’s entry into the proposed Merger with Commodore and the TPG Stockholder. On August 9, 2022, the Company replied, offering to meet and confer with the stockholder's counsel to negotiate an appropriate production in response to the Demand Letter, while reserving all rights. On August 10, 2022, the purported stockholder filed a complaint in the Delaware Chancery Court seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. As of the date hereof, no other demands have been made and no other complaints have been filed but it is possible that additional demands may be made and additional complaints may be filed by our stockholders challenging the Merger. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed therewith upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect our operations.
Uncertainty about the Merger may adversely affect the relationships between us and our customers, vendors and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, existing or prospective customers, vendors and other third party relationships of ours may delay, defer or cease providing goods or services, delay or defer other decisions concerning us, refuse to extend credit to us, or otherwise seek to change the terms on which they do business with us. Any such delays or changes to terms could materially harm our business.
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel.
If the Merger is not consummated by December 20, 2022, either we or Commodore may terminate the Merger Agreement, subject to certain exceptions.
Either we or Commodore may terminate the Merger Agreement if the Merger has not been consummated by December 20, 2022. However, this termination right will not be available to a party to the Merger Agreement if that party failed to comply with its obligations under the Merger Agreement and that failure was the primary cause of, or has primarily resulted in, the failure to consummate the Merger on or prior to such date. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by December 20, 2022 or for any other reason provided under the Merger Agreement, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Exhibit Description
2.1 ^
Agreement and Plan of Merger, dated June 20, 2022, by and among Commodore Parent 2022, LLC, Commodore Merger Sub 2022, Inc., and Convey Health Solutions Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed by Convey Health Solutions Holdings, Inc. on June 21, 2022 (File No. 001-40506)).

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
________________________
*    Filed herewith
**    Furnished herewith.
^ All schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon its request.

Signatures
Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Convey Health Solutions Holdings, Inc.

Date:	August 12, 2022	By:	/s/ Stephen C. Farrell
Name: Stephen C. Farrell
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Convey Health Solutions Holdings, Inc.

Date:	August 12, 2022	By:	/s/ Timothy Fairbanks
Name: Timothy Fairbanks
Title: Chief Financial Officer & Executive Vice President
(Principal Financial Officer)